Form 10-K
period 1999-12-25
CHARLES RIVER LABORATORIES INC
filed 2000-05-08
CIK 1097797

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 -----------------------------------------------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED: DECEMBER 25, 1999, COMMISSION FILE NO. 333-91845
                        CHARLES RIVER LABORATORIES, INC.
             (Exact Name of Registrant as specified in its Charter)

               DELAWARE                                76-0509980
      (State of Incorporation)             (I.R.S. Employer Identification No.)

             251 BALLARDVALE STREET, WILMINGTON, MASSACHUSETTS 01887
               (Address of Principal Executive Offices) (Zip Code)

                                  978-658-6000
              (Registrant's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: NONE

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

    PURSUANT TO RULE 15d-2 UNDER THE SECURITIES ACT OF 1933, THIS REPORT ONLY
          CONTAINS FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION
                       FOR THE YEAR ENDING DECEMBER 25, 1999.

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months) or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days. Yes   X   No
                  ----     ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

State Issuer's revenues for its most recent fiscal year:  $219,276,000

The aggregate market value of voting stock held by non-affiliates of the Issuer on December 25, 1999 was $0

The number of shares outstanding of the Issuer's only class of common stock on December 25, 1999 was 1,000

                        CHARLES RIVER LABORATORIES, INC.
                     FISCAL YEAR 1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS



                                                                                        PAGE
                                                                                        ----
     Part II

               Item 6.      Selected Financial Data..................................   3

               Item 7.      Management's Discussion and Analysis of Financial Position
                            and Results of Operations................................   4

               Item 8.      Financial Statements ....................................   9


                                    ITEM 6
                      SELECTED CONSOLIDATED FINANCIAL DATA

     The following table presents our selected consolidated financial data and other data as of and for the fiscal years ended December 30, 1995, December 28, 1996, December 27, 1997, December 26, 1998 and December 25, 1999. We derived the selected consolidated income statement data for the three fiscal years ended December 25, 1999 from our audited consolidated financial statements contained elsewhere in this filing and the notes to those statements. The selected consolidated balance sheet data as of December 25, 1999 and December 26, 1998 was derived from our audited consolidated financial statements contained elsewhere in this filing. We derived the selected consolidated financial data as of and for the fiscal year ended December 28, 1996 from our audited consolidated financial statements and the related notes, which are not contained in this filing. We derived the selected consolidated financial data as of and for the fiscal year ended December 30, 1995 from our unaudited consolidated financial statements and the notes to those statements which are also not contained in this filing. In the opinion of management, our unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for these periods. You should read the information contained in this table in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes contained elsewhere in this filing.


                                                               FISCAL YEAR(1)
                                         -------------------------------------------------------------
                                            1995         1996        1997          1998        1999
                                         -------------------------------------------------------------
                                                           (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:
   Total net sales ...................   $ 141,041    $ 155,604    $ 170,713    $ 193,301    $ 219,276
   Cost of products sold and services
      provided........................      86,404       97,777      111,460      122,547      134,592
   Selling, general and
      administrative expenses.........      27,976       28,327       30,451       34,142       39,765
   Amortization of goodwill and other
      intangibles....................          558          610          834        1,287        1,956
   Restructuring charges .............          --        4,748        5,892           --           --
                                         ---------    ---------    ---------    ---------    ---------
   Operating income ..................      26,103       24,142       22,076       35,325       42,963
   Other income and expense ..........          --           --           --           --           89
   Interest income ...................         634          654          865          986          536
   Interest expense ..................        (768)        (491)        (501)        (421)      (9,943)
   Gain/(loss) from foreign currency,
      net ............................         (68)          84         (221)         (58)        (136)
                                         ---------    ---------    ---------    ---------    ---------
   Income before income taxes,
      minority interests and earnings
      from equity investments ........      25,901       24,389       22,219       35,832       33,509
   Provision for income taxes ........      10,759       10,889        8,499       14,123       16,214
                                         ---------    ---------    ---------    ---------    ---------
   Income before minority interests
      and earnings from equity
      investments ....................      15,142       13,500       13,720       21,709       17,295
   Minority interests ................         (13)          (5)         (10)         (10)         (22)
   Earnings from equity investments ..       1,885        1,750        1,630        1,679        2,044
                                         ---------    ---------    ---------    ---------    ---------
   Net income ........................   $  17,014    $  15,245    $  15,340    $  23,378    $  19,317
                                         =========    =========    =========    =========    =========
OTHER DATA:
   Depreciation and amortization .....   $   9,717    $   9,528    $   9,703    $  10,895    $  12,318
   Capital expenditures ..............      10,239       11,572       11,872       11,909       12,951

BALANCE SHEET DATA (at end of period):
   Cash and cash equivalents .........   $  15,336    $  19,657    $  17,915    $  24,811    $  15,010
   Working capital ...................      35,901       45,204       41,746       34,827       20,337
   Total assets ......................     184,271      196,981      196,211      234,254      362,403
   Total debt ........................       4,626        1,645        1,363        1,582      311,063
   Total shareholders' ...............     142,212      153,818      149,364      168,259      (22,616)
      equity/(deficit)


(1) Our fiscal year consists of twelve months ending on the last Saturday on or prior to December 31.

                                     ITEM 7

FISCAL 1999 COMPARED TO FISCAL 1998

     NET SALES. Net sales in 1999 were $219.3 million, an increase of $26.0 million, or 13.5%, from $193.3 million in 1998.

     RESEARCH MODELS. Net sales of research models in 1999 were $142.3 million, an increase of $7.7 million, or 5.7%, from $134.6 million in 1998. Sales increased due to the increase in small animal research model sales in North America and Europe of $7.1 million, resulting from improved pricing, a more favorable product mix (meaning a shift to higher priced units) and an increase in unit volume. We also experienced an increase in the large animal import and conditioning area of $0.6 million, mainly due to pricing.

     BIOMEDICAL PRODUCTS AND SERVICES. Net sales of biomedical products and services in 1999 were $77.0 million, an increase of $18.3 million, or 31.2%, from $58.7 million in 1998. At the beginning of the second quarter of 1998, we made two acquisitions that contributed $3.4 million of this sales growth, and on September 29, 1999, we acquired Sierra which had sales of $5.9 million in the fourth quarter. The remaining increase was due to significant sales increases of transgenic and research support services of $2.9 million and endotoxin detection systems of $2.2 million, and sales from our contract site management contracts of $1.8 million, primarily due to better customer awareness of our outsourcing solutions.

     COST OF PRODUCTS SOLD AND SERVICES PROVIDED. Cost of products sold and services provided in 1999 was $134.6 million, an increase of $12.1 million, or 9.9%, from $122.5 million in 1998.

     RESEARCH MODELS. Cost of products sold and services provided for research models in 1999 was $86.3 million, an increase of $0.5 million, or 0.6%, compared to $85.8 million in 1998. Cost of products sold and services provided in 1999 was 60.6% of net sales compared to 63.7% of net sales in 1998. Cost of products sold and services provided increased at a lower rate than net sales due to the more favorable product mix and better pricing, as well as improved capacity utilization.

     BIOMEDICAL PRODUCTS AND SERVICES. Cost of products sold and services provided for biomedical products and services in 1999 was $48.3 million, an increase of $11.6 million, or 31.6%, compared to $36.7 million in 1998. Cost of products sold and services provided as a percentage of net sales was essentially unchanged at 62.7% in 1999 compared to 62.5% in 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in 1999 were $39.8 million, an increase of $5.7 million, or 16.7%, from $34.1 million in 1998. Selling, general and administrative expenses in 1999 were 18.1% of net sales compared to 17.6% of net sales in 1998. Selling, general and administrative expenses also included research and development expense of $0.5 million in 1999 compared to $1.4 million in 1998.

     RESEARCH MODELS. Selling, general and administrative expenses for research models in 1999 were $22.2 million, an increase of $4.1 million, or 22.7%, compared to $18.1 million in 1998. Selling, general and administrative expenses in 1999 were 15.6% of net sales, compared to 13.4% in 1998. The increase was attributable to additional worldwide marketing efforts, additional salespeople in the United States and the impact of selling efforts in Europe for ESD, a business acquired at the end of 1998.

     BIOMEDICAL PRODUCTS AND SERVICES. Selling, general and administrative expenses for biomedical products and services in 1999 were $12.5 million, an increase of $2.8 million, or 28.9%, compared to $9.7 million in 1998. Selling, general and administrative expenses in 1999 decreased to 16.2% of net sales, compared to 16.5% of net sales in 1998, due to greater economies of scale.

     UNALLOCATED CORPORATE OVERHEAD. Unallocated corporate overhead, which consists of various corporate expenses, was $5.1 million in 1999, a decrease of $1.2 million, or 19.0%, compared to $6.3 million in 1998. The decrease was principally from the increase in cash surrender value associated with our supplemental executive retirement program.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles in 1999 was $2.0 million, an increase of $0.7 million, or 53.8%, from $1.3 million in 1998. The increase was due to the effect of additional amortization of intangibles resulting from four recent acquisitions, two in April 1998, one in December 1998, and Sierra in September 1999.

     RESTRUCTURING CHARGES. There were no restructuring charges in 1999 or 1998. During 1999, we charged $1.1 million against the previously recorded restructuring reserves, bringing the balance at year-end to zero.

     OPERATING INCOME. Operating income in 1999 was $43.0 million, an increase of $7.7 million, or 21.8%, from $35.3 million in 1998. Operating income in 1999 was 19.6% of net sales, compared to 18.3% of net sales in 1998. Operating income increased in total and as a percentage of net sales for the reasons described above.

     RESEARCH MODELS. Operating income from sales of research models in 1999 was $33.7 million, an increase of $3.2 million, or 10.5%, from $30.5 million in 1998. Operating income from sales of research models in 1999 was 23.0% of net sales, compared to 23.7% in 1998. The increase was attributable to the factors described above.

     BIOMEDICAL PRODUCTS AND SERVICES. Operating income from sales of biomedical products and services in 1999 was $14.4 million, an increase of $3.3 million, or 29.7%, from $11.1 million in 1998. Operating income from sales of biomedical products and services in 1999 decreased to 18.7% of net sales, compared to 18.9% of net sales in 1998. This was primarily due to the acquisition of Sierra, and the impact of additional amortization of intangibles.

     OTHER INCOME/EXPENSE. We recorded a $1.4 million gain on the sale of two small facilities, one located in Florida, and the other located in the Netherlands, and a charge of $1.3 million for stock compensation expense.

     INCOME TAXES. The effective tax rate of 48.4% in 1999 as compared to 39.5% in 1998, reflects the remittance of cash dividends of $20.7 million from our foreign subsidiaries which, in turn, were remitted to B&L. The related amounts were previously considered permanently reinvested in the foreign jurisdictions for U.S. income tax reporting purposes. Therefore, we were required to provide additional taxes upon their repatriation to the United States. In addition, in 1999, an election was made by B&L to treat some foreign entities as branches for U.S. income tax purposes. As a result, all previously untaxed accumulated earnings of such entities became immediately subject to tax in the United States. The receipt of the cash dividends from the foreign subsidiaries and the foreign tax elections made resulted in incremental United States taxes of $2.0 million, net of foreign tax credits, in 1999.

     INTEREST EXPENSE. Interest expense for 1999 was $9.9 million. The $9.9 million increase was primarily due to the additional debt incurred in the recapitalization.

     NET INCOME. Net income in 1999 was $19.3 million, a decrease of $4.1 million, or 17.5%, from $23.4 million in 1998. The decrease was attributable to the increased interest expense.

FISCAL 1998 COMPARED TO FISCAL 1997

     NET SALES. Net sales in 1998 were $193.3 million, an increase of $22.6 million, or 13.2%, from $170.7 million in 1997.

     RESEARCH MODELS. Net sales of research models in 1998 were $134.6 million, an increase of $9.4 million, or 7.5%, from $125.2 million in 1997. Sales increased due to the increase in small animal research model sales in North America of $4.2 million, resulting from improved pricing and a more favorable product mix. In addition, in 1998 we were not affected by the significant contaminations which negatively affected sales in 1997. Overall, unit volumes remained relatively flat, with modest increases in North America offset by modest declines in Europe. Our net sales in the large animal import and conditioning area increased by $3.2 million as a result of expansion in our boarding and service operations.

     BIOMEDICAL PRODUCTS AND SERVICES. Net sales of biomedical products and services in 1998 were $58.7 million, an increase of $13.2 million, or 29.0%, from $45.5 million in 1997. During 1998 we made three acquisitions that contributed $6.1 million of our sales growth. The remaining increase was due to increased sales across all of our product lines, and in particular our transgenic and research support services of $2.2 million and endotoxin detection systems of $1.9 million.

     COST OF PRODUCTS SOLD AND SERVICES PROVIDED. Cost of products sold and services provided in 1998 was $122.5 million, an increase of $11.0 million, or 9.9%, from $111.5 million in 1997.

     RESEARCH MODELS. Cost of products sold and services provided for research models for 1998 was $85.8 million, an increase of $3.3 million, or 4.0%, compared to $82.5 million in 1997. Cost of products sold and services provided for 1998 was 63.7% of net sales compared to 65.9% for 1997. Cost of products sold and services provided increased for 1998 compared to 1997, but at a slower rate than net sales due principally to better product mix and pricing as well as greater economies of scale and improved production efficiencies.

     BIOMEDICAL PRODUCTS AND SERVICES. Cost of products sold and services provided for biomedical products and services for 1998 was $36.7 million, an increase of $7.7 million, or 26.6%, compared to $29.0 million in 1997. Cost of products sold and services provided was 62.5% of net sales in 1998 compared to 63.7% in 1997. Cost of products sold and services provided increased for 1998 compared to 1997, but at a slower rate than net sales due principally to cost savings.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in 1998 were $34.1 million, an increase of $3.6 million, or 11.8%, from $30.5 million in 1997. Selling, general and administrative expenses in 1998 were 17.6% of net sales compared to 17.9% of net sales in 1997. These expenses increased mainly in line with sales. Selling, general and administrative expenses also included research and development expense of $1.4 million in 1998, which was the same amount as in 1997.

     RESEARCH MODELS. Selling, general and administrative expenses for research models for 1998 were $18.1 million, a decrease of $1.5 million, or 7.7%, compared to $19.6 million, for 1997. Selling, general and administrative expenses for 1998 decreased to 13.4% of net sales, compared to 15.7% for 1997 due primarily to the significant increase in sales.

     BIOMEDICAL PRODUCTS AND SERVICES. Selling, general and administrative expenses for biomedical products and services for 1998 were $9.7 million, an increase of $2.8 million, or 40.6%, compared to $6.9 million for 1997. Selling, general and administrative expenses for 1998 were 16.5% of net sales, compared to 15.2% of net sales for 1997. The increase was principally attributable to the acquisition of two small companies in April 1998.

     UNALLOCATED CORPORATE OVERHEAD. Unallocated corporate overhead was $6.3 million for 1998, an increase of $2.3 million, or 57.5%, compared to $4.0 million in 1997. The increase was due to an increase in our supplemental retirement program costs, along with an increase in management bonuses for 1998.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles in 1998 was $1.3 million, an increase of $0.5 million, or 62.5%, from $0.8 million in 1998. The increase was due to amortization of intangibles in connection with two acquisitions in April 1998.

     RESTRUCTURING CHARGES. There were no restructuring charges in 1998 compared to $5.9 million in 1997. The 1997 restructuring charges consisted of the following: plant closings and personnel reductions in our vaccine support products operations, severance, relocation and refoliation costs in the Florida Keys and staff reductions and severance costs in Europe and the United States. During 1998, we charged $1.6 million against the restructuring reserves previously recorded.

     OPERATING INCOME. Operating income in 1998 was $35.3 million, an increase of $13.2 million, or 59.7%, from $22.1 million in 1997. Operating income in 1998 was 18.3% of net sales compared to 12.9% of net sales in 1997.

     RESEARCH MODELS. Operating income from research models in 1998 was $30.5 million, an increase of $10.9 million, or 55.6%, from $19.6 million in 1997. Operating income from sales of research models in 1998 increased to 22.7% of net sales, compared to 15.7% of net sales in 1997 for the reasons described above.

     BIOMEDICAL PRODUCTS AND SERVICES. Operating income from biomedical products and services in 1998 was $11.1 million, an increase of $4.6 million, or 70.8%, from $6.5 million in 1997. Operating income increased to 18.9% of net sales, compared to 14.3% of net sales in 1997 for the reasons described above.

     INCOME TAXES. The effective tax rate in 1998 was 39.5% compared to 38.2% in 1997.

     NET INCOME. Net income in 1998 was $23.4 million, an increase of $8.1 million, or 52.9%, from $15.3 million in 1997. The increase was attributable to the factors referred to above.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to the recapitalization our principal source of liquidity was cash flow from operations. Following the consummation of the recapitalization, our principal sources of liquidity are cash flow from operations and borrowings under our credit facility.

     In September 1999, we received a $92.4 million equity investment from DLJMB and affiliated funds, management and some other investors, we issued $150.0 million units consisting of senior subordinated notes due in 2009 with warrants to purchase common stock of Charles River Laboratories Holdings, Inc., and borrowed $162.0 million under our senior secured credit facility. We simultaneously acquired Sierra for an initial purchase price of $23.3 million including $17.3 million paid to its former stockholders and $6.0 million of assumed debt which we immediately retired. A dividend of $270.0 million was paid to our parent Charles River Laboratories Holdings, Inc.

     Borrowings under the credit facility bear interest at a rate per year equal to a margin over either a base rate or LIBOR. The $30.0 million revolving loan commitment will terminate six years after the date of the initial funding of the credit facility. The revolving credit facility may be increased by up to $25.0 million at our request, which will only be available to us under some circumstances, under the same terms and conditions of the $30.0 million revolving credit facility. The term loan facility under the credit facility consists of a $40.0 million term loan A facility and a $120.0 million term loan B facility. The term loan A facility matures six years after the closing date of the facility and the term loan B facility matures eight years after the closing date of the facility. The credit facility contains customary covenants and events of default, including substantial restrictions on our subsidiary's ability to declare dividends or make distributions. The term loans are subject to mandatory prepayment with the proceeds of certain asset sales and a portion of our excess cash flow.

     In February 2000, the 13 1/2% senior subordinated notes were exchanged for registered notes having the same financial terms and covenants as the notes issued in September 1999. Interest on the notes is payable semi-annually in cash. The notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make particular investments.

     We plan to use the net proceeds from this offering to repay debt incurred in connection with the recapitalization.

     We anticipate that our operating cash flow, together with borrowings under our credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due.

FISCAL 1999 COMPARED TO FISCAL 1998

     Cash flow from operating activities in 1999 was $37.6 million compared to $37.4 million in 1998. Net cash used in investing activities in 1999 was $34.2 million compared to $23.0 million in 1998. The increase was primarily due to the acquisition of Sierra for $23.3 million. Capital expenditures in 1999 were

$13.0 million versus $11.9 million in 1998.

     Net cash used in financing activities in 1999 was $11.5 million versus $8.0 million in 1998. The activity in 1999 consisted of payments for deferred financing costs of $14.4 million and transactions costs of $8.2 million associated with the recapitalization. We also dividended $29.4 million to B&L, which was excess cash at the time of the recapitalization, and $270.0 million to Charles River Laboratories Holdings, Inc. The above was offset by the proceeds from the issuance of long-term debt of $309.9 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         CHARLES RIVER LABORATORIES, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                  Page
                                                                                  ----
Financial Statements:

    Report of Independent Accountants ..........................................  10
    Consolidated Statements of Income ..........................................  11
    Consolidated Balance Sheets ................................................  12
    Consolidated Statements of Cash Flows ......................................  13
    Consolidated Statements of Changes in Shareholders' Equity .................  14
    Notes to Consolidated Financial Statements .................................  15

    Financial Statement Schedules:
         I - Condensed Parent Company Financial Information ....................  33
        II - Valuation and Qualifying Accounts .................................


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Charles River Laboratories, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Charles River Laboratories, Inc. and its subsidiaries (the "Company") at December 25, 1999 and December 26, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Boston, Massachusetts

March 20, 2000

                        CHARLES RIVER LABORATORIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                             (DOLLARS IN THOUSANDS)


                                                                                   FISCAL YEAR ENDED
                                                                                   -----------------
                                                                         DECEMBER 27,   DECEMBER 26,   DECEMBER 25,
                                                                             1997           1998           1999
                                                                             ----           ----           ----
Net sales related to products .......................................     $ 156,800      $ 169,377      $ 180,269
Net sales related to services .......................................        13,913         23,924         39,007
                                                                          ---------      ---------      ---------
Total net sales .....................................................       170,713        193,301        219,276
Costs and expenses
   Cost of products sold ............................................       102,980        107,146        108,928
   Cost of services provided ........................................         8,480         15,401         25,664
   Selling, general and administrative ..............................        30,451         34,142         39,765
   Amortization of goodwill and intangibles .........................           834          1,287          1,956
   Restructuring charges ............................................         5,892             --             --
                                                                          ---------      ---------      ---------
Operating income ....................................................        22,076         35,325         42,963
Other income (expense)
   Interest income ..................................................           865            986            536
   Other income and expense .........................................            --             --             89
   Interest expense .................................................          (501)          (421)        (9,943)
   Loss from foreign currency, net ..................................          (221)           (58)          (136)
                                                                          ---------      ---------      ---------
Income before income taxes, minority interests and earnings from ....        22,219         35,832         33,509
   equity investments
Provision for income taxes ..........................................         8,499         14,123         16,214
                                                                          ---------      ---------      ---------
Income before minority interests and earnings from equity investments        13,720         21,709         17,295
Minority interests ..................................................           (10)           (10)           (22)
Earnings from equity investment .....................................         1,630          1,679          2,044
                                                                          ---------      ---------      ---------
Net income ..........................................................     $  15,340      $  23,378      $  19,317
                                                                          =========      =========      =========


                 See Notes to Consolidated Financial Statements.

                        CHARLES RIVER LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)


                                                                                 DECEMBER 26,     DECEMBER 25,
                                                                                      1998           1999
                                                                                      ----           ----
ASSETS
   Current assets
      Cash and cash equivalents ..............................................     $  24,811      $  15,010
      Trade receivables, less allowances of $898 and $978, respectively ......        32,466         36,293
      Inventories ............................................................        30,731         30,534
      Deferred tax asset .....................................................         5,432            632
      Due from affiliates ....................................................           982          1,233
      Other current assets ...................................................         2,792          6,371
                                                                                   ---------      ---------
        Total current assets .................................................        97,214         90,073
   Property, plant and equipment, net ........................................        82,690         85,413
   Goodwill and other intangibles, less accumulated amortization of $5,591 and
      $7,220, respectively ...................................................        17,705         36,958
   Investments in affiliates .................................................        18,470         21,722
   Deferred tax asset ........................................................         5,787        100,907
   Deferred financing costs ..................................................            --         14,015
   Other assets ..............................................................        12,388         13,315
                                                                                   ---------      ---------
        Total assets .........................................................     $ 234,254      $ 362,403
                                                                                   =========      =========
LIABILITIES AND SHAREHOLDER'S EQUITY
   Current liabilities
      Current portion of long-term debt ......................................     $     202      $   3,290
      Current portion of capital lease obligations ...........................           188            253
      Accounts payable .......................................................        11,615          9,291
      Accrued compensation ...................................................         9,972         10,792
      Accrued ESLIRP .........................................................         7,747          8,315
      Deferred income ........................................................         3,419          7,643
      Accrued liabilities ....................................................        14,862         18,479
      Accrued interest .......................................................            53          8,935
      Accrued income taxes ...................................................        14,329          2,738
                                                                                   ---------      ---------
        Total current liabilities ............................................        62,387         69,736
   Long-term debt ............................................................           248        306,725
   Deferred tax liability ....................................................           836          4,990
   Capital lease obligations .................................................           944            795
   Other long-term liabilities ...............................................         1,274          2,469
                                                                                   ---------      ---------
        Total liabilities ....................................................        65,689        384,715
                                                                                   ---------      ---------
   Commitments and contingencies (Note 11)
   Minority interests ........................................................           306            304
   Shareholder's equity
      Common stock, par value $1 per share, 1,000 shares issued ..............             1              1
      Capital in excess of par value .........................................        17,836        119,470
      Retained earnings ......................................................       156,108       (132,158)
      Loans to officers ......................................................            --           (920)
      Accumulated other comprehensive income .................................        (5,686)        (9,009)
                                                                                   ---------      ---------
        Total shareholder's equity ...........................................       168,259        (22,616)
                                                                                   ---------      ---------
        Total liabilities and shareholder's equity ...........................     $ 234,254      $ 362,403
                                                                                   =========      =========


                 See Notes to Consolidated Financial Statements.

                        CHARLES RIVER LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)


                                                                              FISCAL YEAR ENDED
                                                                              -----------------
                                                                   DECEMBER 27,   DECEMBER 26,   DECEMBER 25,
                                                                       1997          1998            1999
                                                                       ----          ----            ----
  CASH FLOWS RELATING TO OPERATING ACTIVITIES
    Net income ................................................     $  15,340      $  23,378      $  19,317
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization .............................         9,703         10,895         12,318
    Amortization of debt issuance costs and discounts .........            --             --            479
    Provision for doubtful accounts ...........................           166            181            148
    Earnings from equity investments ..........................        (1,630)        (1,679)        (2,044)
    Minority interests ........................................            10             10             22
    Deferred income taxes .....................................        (1,363)        (3,133)         9,278
    Stock compensation expense ................................            84            333            124
    Gain on sale of property, plant, and equipment ............            --             --         (1,441)
    Property, plant and equipment write downs .................           822             --          1,803
    Other non-cash items ......................................            --             --            486
  Changes in assets and liabilities
    Trade receivables .........................................        (2,232)        (1,712)        (3,333)
    Inventories ...............................................        (1,917)        (1,250)           133
    Due from affiliates .......................................          (462)           538           (251)
    Other current assets ......................................           165           (241)        (2,911)
    Other assets ..............................................         1,251         (4,309)        (1,943)
    Accounts payable ..........................................           594          2,853         (2,374)
    Accrued compensation ......................................           674          2,090            868
    Accrued ESLIRP ............................................           499            821            570
    Deferred income ...........................................           105          1,278          4,223
    Accrued interest ..........................................            --             --          8,930
    Accrued liabilities .......................................         3,163          2,351          3,111
    Accrued income taxes ......................................          (500)         5,605        (11,264)
    Other long-term liabilities ...............................          (148)          (629)         1,319
                                                                    ---------      ---------      ---------
    Net cash provided by operating activities .................        24,324         37,380         37,568
                                                                    ---------      ---------      ---------
CASH FLOWS RELATING TO INVESTING ACTIVITIES
  Proceeds from sale of property, plant, and equipment ........            --             --          1,860
  Dividends received from equity investments ..................           773            681            815
  Capital expenditures ........................................       (11,872)       (11,909)       (12,951)
  Contingent payments for prior year acquisitions .............          (640)          (681)          (841)
  Acquisition of businesses net of cash acquired ..............        (1,207)       (11,121)       (23,051)
                                                                    ---------      ---------      ---------
    Net cash used in investing activities .....................       (12,946)       (23,030)       (34,168)
                                                                    ---------      ---------      ---------
CASH FLOWS RELATING TO FINANCING ACTIVITIES
  Dividends to Holding Company ................................            --             --       (270,000)
  Loans to officers ...........................................            --             --           (920)
  Payments of deferred financing costs ........................            --             --        (14,442)
  Proceeds from long-term debt ................................           281            199        309,872
  Payments on long-term debt ..................................          (119)        (1,247)          (252)
  Payments on capital lease obligations .......................          (346)           (48)          (307)
  Net activity with Bausch & Lomb .............................       (12,755)        (6,922)       (29,415)
  Transaction costs ...........................................            --             --         (8,168)
  Capital contribution ........................................            --             --          2,128
                                                                    ---------      ---------      ---------
    Net cash used in financing activities .....................       (12,939)        (8,018)       (11,504)
                                                                    ---------      ---------      ---------
  Effect of exchange rate changes on cash and cash equivalents           (181)           564         (1,697)
Net change in cash and cash equivalents .......................        (1,742)         6,896         (9,801)
                                                                    ---------      ---------      ---------
Cash and cash equivalents, beginning of year ..................        19,657         17,915         24,811
                                                                    ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, END OF YEAR ........................     $  17,915      $  24,811      $  15,010
                                                                    =========      =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for taxes .........................................     $   4,254      $   4,681      $   4,656
  Cash paid for interest ......................................           287            177            538


                 See Notes to Consolidated Financial Statements.

                        CHARLES RIVER LABORATORIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

                             (DOLLARS IN THOUSANDS)


                                                                       ACCUMULATED
                                                                         OTHER                   CAPITAL
                                                           RETAINED   COMPREHENSIVE   COMMON    IN EXCESS    LOANS TO
                                               TOTAL       EARNINGS      INCOME       STOCK       OF PAR     OFFICERS
                                               -----       --------      ------       -----       ------     --------
BALANCE AT DECEMBER 28, 1996 .............   $ 154,133    $ 137,067    $    (771)   $       1   $  17,836   $       0
    Components of comprehensive income:
      Net income .........................      15,340       15,340           --           --          --          --
      Foreign currency translation .......      (6,844)          --       (6,844)          --          --          --
      Minimum pension liability adjustment        (510)          --         (510)          --          --          --
                                             ---------
        Total comprehensive income .......       7,986           --           --           --          --          --
   Net activity with Bausch & Lomb .......     (12,755)     (12,755)          --           --          --          --
                                             ---------    ---------    ---------    ---------   ---------   ---------
BALANCE AT DECEMBER 27, 1997 .............   $ 149,364    $ 139,652    $  (8,125)   $       1   $  17,836   $       0
   Components of comprehensive income:
      Net income .........................      23,378       23,378           --           --          --          --
      Foreign currency translation .......       2,839           --        2,839           --          --          --
      Minimum pension liability adjustment        (400)          --         (400)          --          --          --
                                             ---------
        Total comprehensive income .......      25,817           --           --           --          --          --
   Net activity with Bausch & Lomb .......      (6,922)      (6,922)          --           --          --          --
                                             ---------    ---------    ---------    ---------   ---------   ---------
BALANCE AT DECEMBER 26, 1998 .............   $ 168,259    $ 156,108    $  (5,686)   $       1   $  17,836   $       0
   Components of comprehensive income:
      Net income .........................      19,317       19,317           --           --          --          --
      Foreign currency translation .......      (3,437)          --       (3,437)          --          --          --
      Minimum pension liability adjustment         114           --          114           --          --          --
                                             ---------
        Total comprehensive income .......      15,994           --           --           --          --          --
   Net activity with Bausch & Lomb .......     (29,415)     (29,415)          --           --          --          --
   Loans to officers .....................        (920)          --           --           --          --        (920)
   Transaction costs .....................      (8,168)      (8,168)          --           --          --          --
   Deferred tax asset ....................      99,506           --           --           --      99,506          --
   Capital contribution ..................       2,128           --           --           --       2,128          --
   Dividends .............................    (270,000)    (270,000)          --           --          --          --
                                             ---------    ---------    ---------    ---------   ---------   ---------
BALANCE AT DECEMBER 25, 1999 .............   $ (22,616)   $(132,158)   $  (9,009)   $       1   $ 119,470   $    (920)
                                             =========    =========    =========    =========   =========   =========




                       See Notes to Financial Statements.

                        CHARLES RIVER LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)


1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   DESCRIPTION OF BUSINESS

     Charles River Laboratories, Inc. (the "Company") is a commercial producer and supplier of animal research models for use in the discovery, development and testing of pharmaceuticals. In addition, the Company is a supplier of biomedical products and services in several specialized niche markets. The Company's fiscal year is the twelve-month period ending the last Saturday in December.

   BASIS OF PRESENTATION

     For the periods presented in these consolidated financial statements that are prior to September 29, 1999, the Company was 100% owned by Bausch & Lomb Incorporated ("B&L"). The assets, liabilities, operations and cash flows relating to the Company were held by B&L and certain of its affiliated entities. As more fully described in Note 2, effective September 29, 1999, pursuant to a recapitalization agreement all assets, liabilities and operations of the Company were contributed to an existing dormant subsidiary which was subsequently renamed Charles River Laboratories, Inc. Under the terms of the recapitalization, the Company became a wholly-owned subsidiary of Charles River Laboratories Holdings, Inc. ("Holdings"). These consolidated financial statements include all such assets, liabilities, operations and cash flows as of and for each of the periods presented.

   PRINCIPLES OF CONSOLIDATION

     The financial statements include all majority-owned U.S. and non-U.S. subsidiaries. Intercompany accounts, transactions and profits are eliminated. Affiliated companies over which the Company does not have the ability to exercise control are accounted for using the equity method (Note 9).

   USE OF ESTIMATES

     The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and judgments of management with consideration given to materiality. Actual results could differ from those estimates.

   CASH AND CASH EQUIVALENTS

     Cash equivalents include time deposits and highly liquid investments with remaining maturities at the purchase date of three months or less.

   INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Costs for primates are accumulated in inventory until the primates are sold or declared breeders.

   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, including improvements that significantly add to productive capacity or extend useful life, are recorded at cost, while maintenance and repairs are expensed as incurred. Depreciation is calculated for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets as follows: building, 20 to 40 years; machinery and equipment, 2 to 20 years; and leasehold improvements, shorter of estimated useful life or the lease periods.

                        CHARLES RIVER LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             (DOLLARS IN THOUSANDS)

   INTANGIBLE ASSETS

     Intangible assets are amortized on a straight-line basis over periods ranging from 5 to 20 years. Intangible assets consist primarily of goodwill, patents and non-compete agreements.

   OTHER ASSETS

     Other assets consist primarily of the cash surrender value of life insurance policies and the net value of primate breeders. Primate breeders are amortized over 20 years on a straight line basis. Total amortization expense for primate breeders was $348, $323 and $300 for 1997, 1998 and 1999, respectively, and is included in costs of products sold.

   IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates long-lived assets and intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposal are less than its carrying amount. In such instances, the carrying value of long-lived assets is reduced to the estimated fair value, as determined using an appraisal or discounted cash flow, as appropriate.

   STOCK-BASED COMPENSATION PLANS

     As permitted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), the Company accounts for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25).

   REVENUE RECOGNITION

     Revenues are recognized when products are shipped or as services are performed. Deferred income represents cash received from customers in advance of product shipment or performance of services.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of the Company's significant financial instruments, which include accounts receivable and debt, approximates their fair values at December 26, 1998 and December 25, 1999.

   INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). The asset and liability approach underlying FAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of the Company's assets and liabilities.

   FOREIGN CURRENCY TRANSLATION

     In accordance with the Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," the financial statements of all non-U.S. subsidiaries are translated into U.S. dollars as follows: assets and liabilities at year-end exchange rates; income, expenses and cash flows at average exchange rates; and shareholder's equity at historical exchange rates. The resulting translation adjustment is recorded as a component of accumulated other comprehensive income on the accompanying balance sheet.

                        CHARLES RIVER LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             (DOLLARS IN THOUSANDS)

   CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables from customers within the pharmaceutical and biomedical industries. As these industries have experienced significant growth and its customers are predominantly well-established and viable, the Company believes its exposure to credit risk to be minimal.

   COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (FAS 130) at the beginning of 1998. As it relates to the Company, comprehensive income is defined as net income plus the sum of currency translation adjustments and the change in minimum pension liability (collectively, other comprehensive income), and is presented in the Consolidated Statement of Changes in Shareholder's Equity.

   SEGMENT REPORTING

     During 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131), which requires financial and descriptive information about an enterprise's reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in two business segments, research models and biomedical products and services.

   RECLASSIFICATIONS

     Certain amounts in prior year financial statements and related notes have been reclassified to conform with current year presentation.

2.   RECAPITALIZATION AND RELATED FINANCING

     On September 29, 1999 CRL Acquisition LLC, an affiliate of DLJ Merchant Banking Partners II, L.P., and affiliated funds (the "DLJMB Funds") consummated a transaction in which it acquired 87.5% of the common stock of Charles River Laboratories, Inc. from Bausch & Lomb for approximately $443 million. This transaction was effected through Charles River Laboratories Holdings, Inc. ("Holdings"), a holding company with no operations or assets other than its ownership of 100% of the Company's outstanding stock. This transaction was accounted for as a leveraged recapitalization, which had no impact on the historical basis of the Company's assets and liabilities. The transaction did, however, impact the capital structure of the Company, as further described below. In addition, concurrent with the transaction, and more fully described in
Note 3, the Company purchased all of the outstanding shares of common stock of SBI Holdings, Inc. ("Sierra"), a pre-clinical biomedical services company, for $23.3 million.

     The recapitalization transaction and related fees and expenses were funded as follows:

     - issuance of 150,000 units, each consisting of a $1,000 principal amount of a 13.5% senior subordinated note (the Series A Note Offering or the "Notes") and one warrant to purchase 3.942 shares of common stock of Holdings;

     - borrowings by the Company of $162.0 million under a new senior secured credit facility;

     -    an equity investment of $92.4 million in Holdings;

     - senior discount debentures with warrants issued by Holdings for $37.6 million; and

                        CHARLES RIVER LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             (DOLLARS IN THOUSANDS)

     - subordinated discount note issued by Holdings to Bausch & Lomb for $43.0 million

     The Company incurred approximately $14,442 in debt issuance costs related to these transactions. These costs have been capitalized as long-term assets and are being amortized over the terms of the loans. Amortization expense of $426 was recorded in the accompanying consolidated financial statements for the year ended December 25, 1999. In addition, the Company also incurred transaction costs of $8,168, which were recorded as an adjustment to retained earnings.

SERIES A NOTE OFFERING

     As discussed above, the Company issued 150,000 units, each comprised of a $1,000 note and a warrant to purchase 3.942 shares of common stock of Holdings for total proceeds of $150,000. The Company estimated the fair value of the warrants to be $2,128 and allocated the $150,000 offering proceeds between senior subordinated notes ($147,872) and the warrants ($2,128). The discount on the Notes is being amortized over the life of the Notes and amounted to $53 in 1999. The portion of the proceeds allocated to the warrants is reflected as a capital contribution in the accompanying consolidated financial statements.

     The Notes will mature on October 1, 2009. The Notes are not redeemable prior to October 1, 2004 other than in connection with a public offering of the common stock of Holdings. Thereafter, the Notes will be subject to redemption at any time at the option of the issuers at redemption prices set forth in the Notes. Interest on the Notes will accrue at the rate of 13.5% per annum and will be payable semi-annually in arrears on October 1 and April 1 of each year, commencing on April 1, 2000. The payment of principal and interest on the Notes will be subordinated in right to the prior payment of all Senior Debt.

     Upon the occurrence of a change in control, the Company will be obligated to make an offer to each holder of the Notes to repurchase all or any part of such holders' Notes at an offer price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest. Restrictions under the Notes include certain sales of assets, certain payments of dividends and incurrence of debt, and limitations on certain mergers and transactions with affiliates. The Company is also required to maintain certain financial ratios and covenants with respect to the notes.

SENIOR SECURED CREDIT FACILITY

     The senior secured Credit Facility ("the Facility") includes a $40,000 term loan A facility, a $120,000 term loan B facility and a $30,000 revolving credit facility. The term loan A facility will mature on October 1, 2005, the term loan B facility will mature on October 1, 2007, and the revolving credit facility will mature on October 1, 2005. Interest on the term loan A and the revolving credit facility will accrue at either a base rate plus 1.75% or LIBOR plus 3.0%, at the Company's option (9.08% at December 25, 1999). Interest on the term loan B accrues at either a base rate plus 2.50 % or LIBOR plus 3.75% (9.83% at December 25, 1999). Interest will be paid quarterly in arrears commencing on December 30, 1999. At December 25, 1999, the Company had $2,000 of outstanding borrowings on its revolving credit facility. A commitment fee in an amount equal to 0.50% per annum on the daily average unused portion of the revolving credit facility will be paid quarterly in arrears. The Credit Facility requires the Company to remain in compliance with certain financial ratios as well as other restrictive covenants. Compliance with these ratios and covenants is not required until the quarter ended March 25, 2000.

The Company has certain insignificant foreign borrowings outstanding at December 25, 1999, amounting to $90.

                        CHARLES RIVER LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             (DOLLARS IN THOUSANDS)

Minimum future principal payments of long-term debt at December 25, 1999 are as follows:


FISCAL YEAR
2000...............................................       $  3,290
2001...............................................          3,200
2002...............................................          5,200
2003...............................................          9,200
2004...............................................         11,200
Thereafter.........................................       $277,925
                                                          --------
Total..............................................       $310,015
                                                          ========


HOLDINGS FINANCING

      The senior discount debentures issued by Holdings accrete from their original issue price of $37,600 to $82,300 by October 1, 2004. Thereafter, interest is payable in cash. The senior discount debentures mature on April 1, 2010. The senior discount debentures contain covenants and events of default substantially similar to those contained in the Notes. The subordinated discount note issued by Holdings of $43,000 accretes at a rate of 12% prior to October 1, 2004 and thereafter at 15% to an aggregate principal amount of $175,300 at maturity on October 1, 2010. The subordinated discount notes are subject to mandatory redemption upon a change in control at the option of the holder thereof and are subject to redemption at Holdings' option at any time.

     As previously discussed, Holdings is a holding company with no operations or assets other than its ownership of 100% of the Company's outstanding common stock. The Company neither guarantees nor pledges its assets as collateral for the senior discount debentures or the subordinated discount note, which Holdings issued. Holdings has no source of liquidity to meet its cash requirements. As such, repayment of the obligations as outlined above will be dependent upon either dividends from the Company, which are restricted by terms contained in the indenture governing the Notes and the new senior secured credit facility, or through a refinancing or equity transaction at the Holdings level.

3. BUSINESS ACQUISITIONS

     The Company acquired several businesses during the three-year period ended December 25, 1999. All acquisitions have been accounted for under the purchase method of accounting. The results of operations of the acquired business are included in the consolidated financial statements from the date of acquisition.

     Significant acquisitions include the following:

     On September 29, 1999, the Company acquired 100% of the outstanding stock of SBI Holdings, Inc. ("Sierra"), a pre-clinical biomedical services company, for approximately $23,300 of which $6,000 was used to repay existing debt. The estimated fair value of assets acquired and liabilities assumed relating to the Sierra acquisition are summarized below:

                        CHARLES RIVER LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             (DOLLARS IN THOUSANDS)


ALLOCATION OF PURCHASE PRICE:

Net current assets (including cash of $292)                                    $ 1,807
Property, plant and equipment                                                    5,198
Other non-current assets                                                           254
Intangible assets:
         Customer list                                         11,491
         Work force                                             2,941
         Other identifiable intangibles                         1,251
         Goodwill                                                 852           16,535
                                                             --------          -------
                                                                                23,794
Less long-term liabilities assumed                                                 451
                                                                               -------
                                                                               $23,343
                                                                               -------
                                                                               -------


     Goodwill and other intangibles related to the Sierra acquisition are being amortized on a straight-line basis over their established lives, which range from 5 to 15 years. As the transaction was effected through the acquisition of the stock of Sierra, the historical tax basis of Sierra continues with the Company and a deferred tax liability and offsetting goodwill of $4,374 has been recorded.

     In conjunction with the Sierra acquisition, the Company has agreed to pay additional consideration of up to $2,000 if Sierra achieves specified financial targets by December 31, 2000. This additional consideration, if any, will be recorded as additional goodwill at the time the contingency is resolved. Secondly, also as a part of the acquisition, the Company has agreed to pay up to $10,000 in performance-based bonus payments if specified financial objectives are reached over the next five years. At the time these contingencies become probable, the bonuses, if any, will be recorded as compensation expense. Thirdly, the Company has entered into employment agreements with certain key scientific and management personnel of Sierra that contain retention and non-competition payments totaling $3,000 to be paid upon their continuing employment with the Company at December 31, 1999 and June 30, 2001. The Company has recorded compensation expense of $1,435 in the accompanying consolidated financial statements relating to the first payment which was made on December 31, 1999. The remaining $1,565 will be expensed ratably through June 30, 2001 as such amounts are earned.

     On March 30, 1998, the Company acquired 100% of the outstanding stock of Tektagen, Inc. ("Tektagen") for $8,000 and assumed debt equal to approximately $850. Tektagen provides quality control testing and consulting services to the biotechnology and pharmaceutical industries. The purchase price exceeded the fair value of the net assets acquired by approximately $6,600, which is being amortized on a straight line basis over 15 years. In addition, during 1998 the Company acquired an additional biomedical service business and one research model business; the impact of each is considered immaterial to the Company's financial statements taken as a whole.

     The following selected unaudited pro forma consolidated results of operations are presented as if each of the acquisitions had occurred as of the beginning of the period immediately preceding the period of acquisition after giving effect to certain adjustments for the amortization of goodwill and related income tax effects. The pro forma data is for informational purposes only and does not necessarily reflect the results of operations had the companies operated as one during the period. No effect has been given for synergies, if any, that may have been realized through the acquisitions.

                        CHARLES RIVER LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             (DOLLARS IN THOUSANDS)



                                                            FISCAL YEAR ENDED
                                                            -----------------
                                                   DECEMBER 27,  DECEMBER 26,  DECEMBER 25,
                                                       1997         1998           1999
                                                       ----         ----           ----
Net sales......................................      $179,513     $216,853      $235,310
Operating income...............................        21,830       37,917        42,589
Net income.....................................        15,018       24,094        18,389


     In addition, during 1997, 1998 and 1999, the Company made contingent payments of $640 and $681, and $841 respectively, to the former owners of acquired businesses in connection with an additional purchase price commitment.

4. SUPPLEMENTAL BALANCE SHEET INFORMATION

The composition of inventories is as follows:


                                                     DECEMBER 26,   DECEMBER 25,
                                                         1998          1999
                                                         ----          ----
Raw materials and supplies.....................        $ 4,932       $ 4,196
Work in process................................          1,088         1,608
Finished products..............................         24,711        24,730
                                                       -------       -------
     Inventories...............................        $30,731       $30,534
                                                       =======       =======


The composition of property, plant and equipment is as follows:


                                                     DECEMBER 26,   DECEMBER 25,
                                                         1998          1999
                                                         ----          ----
Land...........................................      $   7,783     $   7,022
Buildings......................................         90,919        90,730
Machinery and equipment........................         74,876        82,131
Leasehold improvements.........................          3,063         4,668
Furniture and fixtures.........................          1,532         1,826
Vehicles.......................................          3,006         2,689
Construction in progress.......................          6,176         4,679
                                                     ---------     ---------
                                                       187,355       193,745
Less accumulated depreciation..................       (104,665)     (108,332)
                                                     ---------     ---------
   Net property, plant and equipment...........      $ 82,690      $  85,413
                                                     ========      =========


Depreciation and amortization expense for the years ended 1997, 1998, and 1999 was $8,320, $9,168, and $10,062, respectively.

5.   LEASES

   CAPITAL LEASES

     The Company has one capital lease for a building and numerous capital leases for equipment. These leases are capitalized using interest rates considered appropriate at the inception of each lease. Assets under capital lease are not significant.

     Capital lease obligations amounted to $1,132 and $1,048 at December 26, 1998 and December 25, 1999, respectively, with maturities through 2004 at interest rates ranging from 9.5% to 15.0%. Future minimum lease payments under capital lease obligations at December 25, 1999 are as follows:

                        CHARLES RIVER LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             (DOLLARS IN THOUSANDS)


2000..................................................................................  $   384
2001..................................................................................      312
2002..................................................................................      293
2003..................................................................................      475
                                                                                        -------
Total minimum lease payments..........................................................    1,464
Less amount representing interest.....................................................     (416)
                                                                                        -------
Present value of net minimum lease payments...........................................  $ 1,048
                                                                                        =======


OPERATING LEASES

          The Company has various operating leases for machinery and equipment, automobiles, office equipment, land and office space. Rent expense for all operating leases was $4,453 in 1999, $3,273 in 1998, and $3,111 in 1997.
     Future minimum payments by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more consist of the following at December 25, 1999:


2000................................................................................     $ 4,263
2001................................................................................       3,071
2002................................................................................       2,039
2003................................................................................         910
2004................................................................................         696
Thereafter..........................................................................       1,928
                                                                                         -------
                                                                                         $12,907
                                                                                         =======


6.   INCOME TAXES

          In the years ended December 27, 1997, December 26, 1998, and for the nine-month period ended September 29, 1999, the Company was not a separate taxable entity for federal and state income tax purposes and its income for these periods was included in the consolidated B&L income tax returns. The Company accounted for income taxes for these periods under the separate return method in accordance with FAS 109. Under the terms of the recapitalization agreement, B&L has assumed all income tax consequences associated with the periods through September 29, 1999. Accordingly, all current and deferred income tax attributed reflected in the Company's consolidated financial statements on the effective date of the recapitalization will ultimately be settled by B&L. In line with this the domestic income tax attributes have been included in the net activity with B&L and have been charged off against retained earnings.

          In addition, in connection with the recapitalization transaction, the Company has elected under Internal Revenue Code Section 338(h)(10) to treat the transaction as a purchase resulting in a step-up in the tax basis of the underlying assets. The election resulted in the recording of a net deferred tax asset, before valuation allowance, of approximately $106,700, representing the estimated future tax benefits associated with the increased tax basis of its assets. In connection with the establishment of the net deferred tax asset, the Company has recorded a valuation allowance of $6,380, primarily related to its realizability with respect to state income taxes. The Company expects to realize the net benefit of the deferred tax asset over a 15 year period. For financial reporting purposes the benefit was treated as a contribution to capital. The Company is in the process of finalizing the tax purchase price allocation. Any increase or decrease in the net deferred tax assets resulting from the final allocation of tax purchase price will be an adjustment to additional paid-in-capital.

      An analysis of the components of income before income taxes and minority interests and the related provision for income taxes is presented below:

                        CHARLES RIVER LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             (DOLLARS IN THOUSANDS)


                                                                                    FISCAL YEAR ENDED
                                                                                    -----------------
                                                                         DECEMBER 27,  DECEMBER 26,  DECEMBER 25,
                                                                             1997         1998          1999
                                                                             ----         ----          ----
INCOME BEFORE EQUITY IN EARNINGS OF FOREIGN SUBSIDIARIES, INCOME TAXES
   AND MINORITY INTERESTS
   U.S ...............................................................     $ 13,497      $ 22,364      $ 17,454
   Non-U.S ...........................................................        8,722        13,468        16,055
                                                                           --------      --------      --------
                                                                           $ 22,219      $ 35,832      $ 33,509
                                                                           ========      ========      ========
INCOME TAX PROVISION
   Current:
      Federal ........................................................     $  6,202      $  7,730      $  9,522
      Foreign ........................................................        2,528         6,171         6,035
      State and local ................................................        1,397         1,833         1,895
                                                                           --------      --------      --------
        Total current ................................................       10,127        15,734        17,452
                                                                           --------      --------      --------
   Deferred:
      Federal ........................................................     $ (1,867)     $   (597)     $ (1,347)
      Foreign ........................................................          498          (887)           53
      State ..........................................................         (259)         (127)           56
                                                                           --------      --------      --------
        Total deferred ...............................................       (1,628)       (1,611)       (1,238)
                                                                           --------      --------      --------

                                                                           $  8,499      $ 14,123      $ 16,214
                                                                           ========      ========      ========


     Deferred taxes, detailed below, recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws.


                                                       DECEMBER 26, 1998           DECEMBER 25, 1999
                                                   ------------------------     ------------------------
                                                    ASSETS      LIABILITIES     ASSETS       LIABILITIES
                                                   -------      -----------     ------       -----------
Current:
   Inventories ...............................     $     827             --     $      --
   Restructuring accruals ....................         1,006             --            --             --
   Employee benefits and compensation ........         3,077             --            --             --
   Other accruals ............................           522             --           632             --
                                                   ---------      ---------     ---------      ---------
                                                       5,432             --           632             --
                                                   ---------      ---------     ---------      ---------
Non-current:
   Goodwill and other intangibles ............            --             --       104,617          4,272
   Net operating loss and credit carryforwards         2,960             --         2,220             --
   Depreciation and amortization .............         3,672            836           162
   Other .....................................           921             --           844            718
                                                   ---------      ---------     ---------      ---------
                                                       7,553            836       107,843          4,990
    Valuation allowance ......................        (1,766)            --        (6,936)            --
                                                   ---------      ---------     ---------      ---------
                                                       5,787            836       100,907          4,990
                                                   ---------      ---------     ---------      ---------
Total deferred taxes after valuation allowance     $  11,219      $     836     $ 101,539      $   4,990
                                                   =========      =========     =========      =========


                        CHARLES RIVER LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             (DOLLARS IN THOUSANDS)

     As of December 25, 1999, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $4,200 expiring between 2004 and 2019. Additionally, the Company has foreign tax credit carryforwards of $600 expiring in 2004. The Company has increased its valuation allowance from the $6,380 discussed above to $6,936, primarily related to the realizability of state operating loss carryforwards, and the foreign tax credits generated in the fourth quarter. The Company has recorded the balance of the net deferred tax asset on the belief that it is more likely than not that it will be realized. This belief is based upon a review of all available evidence, including historical operating results, projections of taxable income, and tax planning strategies. Reconciliations of the statutory U.S. federal income tax rate to effective tax rates are as follows:


                                                                                    FISCAL YEAR ENDED
                                                                                    -----------------
                                                                         DECEMBER 27,  DECEMBER 26,  DECEMBER 25,
                                                                             1997         1998          1999
                                                                             ----         ----          ----
Tax at statutory U.S. tax rate............................................    35.0%        35.0%         35.0%
Foreign tax rate differences..............................................    (0.1)         1.6           6.8
Non-deductible goodwill amortization......................................     0.4          0.6           0.5
State income taxes, net of federal tax benefit............................     3.3          3.1           3.3
Change in valuation allowance.............................................      --           --           1.6
Other.....................................................................    (0.4)        (0.8)          1.2
                                                                             -----       ------         -----
                                                                              38.2%        39.5%         48.4%
                                                                             =====       ======         =====


     During the year ended December 25, 1999, substantially all of the accumulated earnings of the Company's foreign subsidiaries through September 29, 1999 were repatriated to the United States to B&L in connection with the recapitalization transaction. Accordingly, a provision for U.S. federal and state income taxes, net of foreign tax credits, has been provided on such earnings in the year ended December 25, 1999. In addition, for periods subsequent to September 29, 1999, the Company elected to treat certain foreign subsidiaries in Germany and the United Kingdom as disregarded entities for U.S. federal and state income tax purpose and, accordingly, is providing for U.S. federal and state incomes taxes on such earnings. The Company's other foreign subsidiaries have accumulated earnings subsequent to September 29, 1999. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. taxes and withholdings taxes payable to the various foreign countries.

7.   EMPLOYEE BENEFITS

     The Company sponsors one defined contribution plan and two defined benefit plans. The Company's defined contribution plan ("Charles River Laboratories Employee Savings Plan") qualifies under section 401(k) of the Internal Revenue Code. It covers substantially all U.S. employees and contains a provision whereby the Company matches two percent of employee contributions up to four percent. The costs associated with the defined contribution plan totaled $416, $498 and $588 in 1997, 1998, and 1999, respectively.

     One of the Company-sponsored defined benefit plans (Charles River Laboratories, Inc. Pension Plan) is a qualified, non-contributory plan that also covers substantially all U.S. employees. Benefits are based on participants' final average monthly compensation and years of service. Participants' rights vest upon completion of five years of service.

     Under another defined benefit plan, the Company provides some executives with supplemental retirement benefits. This plan (Executive Supplemental Life Insurance Retirement Plan or ESLIRP) is generally unfunded and non-qualified under the provisions of the Employee Retirement Income Securities Act of 1974. The Company has, however, taken out several key person life insurance policies with the intention of using its cash surrender value to fund the ESLIRP Plan. At December 25, 1999, the cash surrender value of these policies was $8,052.

     The following table provides reconciliations of the changes in benefit obligations, fair value of plan assets and funded status of the two defined benefit plans.

                        CHARLES RIVER LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             (DOLLARS IN THOUSANDS)


                                                         DEFINED BENEFIT PLANS
                                                         ---------------------
                                                          1998           1999
                                                          ----           ----
RECONCILIATION OF BENEFIT OBLIGATION
   Benefit/obligation at beginning of year .........     $ 20,531      $ 25,112
   Service cost ....................................          795           958
   Interest cost ...................................        1,588         1,738
   Benefit payments ................................         (742)         (738)
   Actuarial loss (gain) ...........................        2,940           (73)
                                                         --------      --------
   Benefit/obligation at end of year ...............     $ 25,112      $ 26,997
                                                         ========      ========
RECONCILIATION OF FAIR VALUE OF PLAN ASSETS
   Fair value of plan assets at beginning of year ..     $ 19,237      $ 26,493
   Actual return on plan assets ....................        7,773        24,781
   Employer contributions ..........................          225           259
   Benefit payments ................................         (742)         (738)
                                                         --------      --------
   Fair value of plan assets at end of year ........     $ 26,493      $ 50,795
                                                         ========      ========
FUNDED STATUS
   Funded status ...................................     $  1,381      $ 23,797
   Unrecognized transition obligation ..............          563           423
   Unrecognized prior-service cost .................          (27)          (24)
   Unrecognized gain ...............................       (7,178)      (29,108)
                                                         --------      --------
   Accrued benefit (cost) ..........................     $ (5,261)     $ (4,912)
                                                         ========      ========
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET
   Accrued benefit cost ............................     $ (7,849)     $ (7,237)
   Intangible asset ................................          286           215
   Accumulated other comprehensive income ..........        2,302         2,110
                                                         --------      --------
   Net amount recognized ...........................     $ (5,261)     $ (4,912)
                                                         ========      ========




     Key weighted-average assumptions used in the measurement of the Company's benefit obligations are shown in the following table:


                                                         FISCAL YEAR ENDED
                                                         -----------------
                                              DECEMBER 27,   DECEMBER 26,   DECEMBER 25,
                                                  1997           1998           1999
                                                  ----           ----           ----
Discount rate...............................       7.5%             7%             7%
Expected return on plan assets..............        10%            10%            10%
Rate of compensation increase...............      4.75%          4.75%          4.75%


                        CHARLES RIVER LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             (DOLLARS IN THOUSANDS)

     The following table provides the components of net periodic benefit cost for the two defined benefit plans for 1997, 1998 and 1999:


                                                 DEFINED BENEFIT PLANS
                                                 ---------------------
                                             1997         1998         1999
                                             ----         ----         ----
Components of net periodic benefit cost
Service cost ..........................     $   804      $   795      $   958
Interest cost .........................       1,413        1,588        1,738
Expected return on plan assets ........      (1,717)      (1,901)      (2,623)
Amortization of transition obligation .         141          141          141
Amortization of prior-service cost ....          (3)          (3)          (4)
Amortization of net gain ..............        (172)         (85)        (301)
                                            -------      -------      -------
Net periodic benefit cost .............     $   466      $   535      $   (91)
                                            =======      =======      =======


     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $8,205, $7,745 and $0, as of December 26, 1998, and $8,761, $8,315, and $0 at December 25, 1999.

     The Company had an adjusted minimum pension liability of $2,302 ($1,381, net of tax) and $2,110 ($1,266 net of tax) as of December 26, 1998 and December 25, 1999, which represented the excess of the minimum accumulated net benefit obligation over previously recorded pension liabilities.

8.    STOCK COMPENSATION PLANS

      As part of the recapitalization of the Company effective September 29, 1999, the equity investors in the recapitalization transaction agreed and committed to establish a stock option plan for the Company, for the purpose of providing significant equity incentives to management. The 1999 Management Incentive Plan (the "Plan") is administered by the Holdings Compensation Committee of the Board of Directors. Awards of 895,872 non-qualified stock options, none of which are currently exercisable, were ratified and granted by the Holding Compensation Committee on December 9, 1999 effective as of September 29, 1999. Options to purchase shares of Holdings granted pursuant to the Plan are subject to a vesting schedule based on three distinct measures. A total of 926,000 shares have been reserved for the exercise of option grants under the Plan, representing approximately 9% of the fully diluted equity of Holdings. Certain options vest solely with the passage of time (incrementally over five years so long as the optionee continues to be employed by the Company). The remainder of the options vest over time but contain clauses providing for the acceleration of vesting upon the achievement of certain performance targets or the occurrence of certain liquidity events. All options granted expire on September 29, 1999. The exercise price of all of the options initially granted under the Plan is $10.27, the per share value of the underlying common stock, at the time of grant.

     Until September 29, 1999, employees of the Company participated in a stock option plan sponsored by B&L. As a result of the recapitalization transaction described in Note 2, employees participating in the B&L Stock Option Plan exercised all vested options and were compensated for all unvested options. The Company recorded compensation expense of $1,300 in the fourth quarter of 1999 based upon the amount that B&L compensated these employees. The Company received a capital contribution by B&L for this amount during the fourth quarter of 1999, which has been recorded as part of the net activity with B&L. As management's participation in the B&L plan was discontinued earlier in the year and the Company has estimated its' own plan based on current facts and circumstances, the historical FAS 123 disclosures relating to the B&L plan, are not considered relevant.

    The Company accounts for stock-based compensation plans under the provisions of APB 25. Under APB 25, because the exercise price of the new employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                        CHARLES RIVER LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             (DOLLARS IN THOUSANDS)

    Pro forma information regarding net income is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method of that Statement.

    For purposes of this disclosure, the fair value of the fixed option grant on December 9, 1999 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants outstanding:


Risk-free interest rate....................................     6.28%
Volatility factor..........................................    45.00%
Weighted average expected life (years).....................        6


    The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly difference from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    Had compensation expense for the Company's portion of fixed options been determined consistent with FAS 123, the Company's net income for the year ended December 25, 1999 would have been reduced to the pro forma amounts indicated below:


                                                            AS REPORTED    PRO FORMA
                                                            -----------    ---------
Net Income.................................................   $19,317      $19,223


                        CHARLES RIVER LABORATORIES, INC.

                             (DOLLARS IN THOUSANDS)

9.   JOINT VENTURES

     The Company holds investments in several joint ventures. These joint ventures are separate legal entities whose purpose is consistent with the overall operations of the Company and represent geographical expansions of existing Company markets. The financial results of two of the joint ventures are consolidated into the Company's results as the Company has the ability to exercise control over these entities. The interests of the outside joint venture partners in these two joint ventures has been recorded as minority interests totaling $306 at December 26, 1998 and $304 at December 25, 1999.

     The Company also has investments in two other joint ventures that are accounted for on the equity method. Charles River Japan is a joint venture with Ajinomoto Co., Inc. and is an extension of the Company's research model business in Japan. Dividends received from Charles River Japan amounted to $773 in 1997, $681 in 1998, and $815 in 1999. Charles River Mexico, a joint venture which is an extension of the Company's avian (or bird) business in Mexico, is not significant to the Company's operations.

     Summarized financial statement information for the unconsolidated joint ventures is as follows:


                                                                     FISCAL YEAR ENDED
                                                                     -----------------
                                                          DECEMBER 27,    DECEMBER 26,    DECEMBER 25,
                                                              1997            1998            1999
                                                              ----            ----            ----
CONDENSED COMBINED STATEMENTS OF INCOME
   Net sales............................................    $44,744        $39,798         $44,826
   Operating income.....................................      7,484          6,756           7,658
   Net income...........................................      3,337          3,445           4,221


                                                                          DECEMBER 26,  DECEMBER 27,
                                                                             1998           1999
                                                                             ----           ----
CONDENSED COMBINED BALANCE SHEETS
   Current assets....................................................       $19,388       $20,486
   Non-current assets................................................        36,376        39,720
                                                                            -------       -------
                                                                            $55,764       $60,206
   Current liabilities...............................................       $13,501       $11,330
   Non-current liabilities...........................................         6,617         6,163
   Shareholders' equity..............................................        35,646        42,713
                                                                            -------       -------
                                                                            $55,764       $60,206
                                                                            =======       =======


10.  RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

     In April 1997, the Bausch & Lomb Board of Directors approved plans to restructure portions of the Company. As a result, pre-tax restructuring charges of $5,892 were recorded in 1997. The major components of the plans are summarized in the table below:


                                                                                                   1997
                                                                                                   ----
Employee separations........................................................................      $3,200
Asset writedowns............................................................................       2,157
Other......................................................................................          535
                                                                                                  ------
                                                                                                  $5,892
                                                                                                  ------


                        CHARLES RIVER LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             (DOLLARS IN THOUSANDS)

     The overall purpose of the restructuring charges was to reduce costs and improve profitability by closing excess capacity and eliminating associated personnel, reducing excess corporate, administrative and professional personnel, and exiting several small unprofitable product-lines. The restructuring actions affected both the research model and biomedical products and services segments. In total over 70 individuals were terminated in connection with these actions.

     These restructuring efforts have reduced the Company's fixed cost structure and realigned the business to meet its strategic objectives through the closure, relocation and combining of breeding, distribution, sales and administrative operations, and workforce reductions. Some severance costs were being paid over periods greater than one year. Asset writedowns relate primarily to the closing of facilities and losses resulting from equipment dispositions.

Other charges included miscellaneous costs and other commitments.

     The following table sets forth the activity in the restructuring reserves through December 25, 1999:


                                                              RESTRUCTURING PROGRAMS
                                                              ----------------------
                                                                      1997
                                                                      ----
             Restructuring provision..........................    $  5,892
             Cash payments ...................................      (1,725)
             Asset write-downs................................      (1,435)
                                                                  --------
                Balance, December 27, 1997....................       2,732
             Cash payments....................................        (897)
             Asset write-downs................................        (722)
                                                                  --------
                Balance, December 26, 1998....................    $  1,113
             Cash payments....................................    $ (1,113)
                                                                  --------
                Balance, December 25, 1999....................    $     --
                                                                  ========


At December 25, 1999 the restructuring reserve was fully utilized.

11. COMMITMENTS AND CONTINGENCIES

   INSURANCE

     The Company maintains insurance for workers' compensation, auto liability, employee medical and general liability. The per claim loss limits are $250, with annual aggregate loss limits of $1,500. Related accruals were $2,556 and $2,813 on December 26, 1998 and December 25, 1999, respectively. Separately, the Company has provided a letter of credit in favor of the insurance carriers in the amount of $350.

   SUPPLY AGREEMENT

     The Company is currently engaged in distributing certain products under a supply agreement. In the event certain minimum sales of $500 in 2000 and $1,000 in 2001 are not achieved the Company will be required to pay the difference in cash or the agreement can be terminated, at the option of the Company. In the event of such termination, the Company will no longer be required to make any payments.

                        CHARLES RIVER LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             (DOLLARS IN THOUSANDS)

   LITIGATION

     Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against Holdings. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements. The most potentially significant claim is described below.

     The Company is currently under a court order issued in June 1997 to remove its primate operations from two islands located in the Florida Keys. The mandate asserts that the Company's operations have contributed to the defoliation of some protected plant life. The Company continues to hold discussions with the state of Florida authorities regarding the extent of refoliation required on the islands. The Company believes the reserves recorded in the accompanying consolidated financial statements are sufficient to provide for the estimated exposure in connection with the refoliation. The Company has provided a letter of credit in regards to the completion of the refoliation on the island for $350.

12. RELATED PARTY TRANSACTIONS

     As more fully described in Note 2, the Company completed a recapitalization in September 1999 and became a stand-alone entity. Until the recapitalization, the Company historically had operated autonomously from B&L. Some costs and expenses including insurance, information technology and other miscellaneous expenses were charged by B&L to the Company on a direct basis, however. Management believes these charges were based upon assumptions that were reasonable under the circumstances. These charges and estimates are not necessarily indicative of the costs and expenses which would have resulted had the Company incurred these costs as a separate entity. Charges of approximately $470, $250, and $88 for these items are included in costs of products sold and services rendered and selling, general and administrative expense in the accompanying consolidated financial statements for the years ended 1997, 1998 and for the nine months ended 1999, respectively. The Company does not expect its stand-alone costs to be significantly different from the historical costs allocated by B&L due to the autonomy with which the Company operated.

     As more fully described in Note 2, the accompanying consolidated financial statements include a line item "net activity with Bausch and Lomb" which comprises the above referenced intercompany allocations, net distributions made by the Company to B&L, and settlements with B&L as a result of the recapitalization.

     On September 25, 1999 the Company loaned to certain officers $920 to purchase stock in Holdings. These loans bear interest at the original rate of the term B credit facility (9.25%). The underlying stock is pledged as collateral for the loans. The year-end balance of $920 is classified as a reduction from Shareholders Equity.

13. OTHER INCOME

During the third quarter of 1999, the Company recorded a gain of $1,441 on the sale of property, plant and equipment located in Florida and the Netherlands.

14. GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

     The Company is organized into geographic regions for management reporting with operating income being the primary measure of regional profitability. Some general and administrative expenses, including some centralized services provided by regional offices, are allocated based on business segment sales. The accounting policies used to generate geographic results are the same as the Company's overall accounting policies.

                        CHARLES RIVER LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             (DOLLARS IN THOUSANDS)

     The following table presents sales and other financial information by geography for the years 1997, 1998 and 1999. Included in the other non-U.S. category below are the Company's operations located in Canada, China, Germany, Italy, Netherlands, United Kingdom, Australia, Belgium, Czech Republic, Hungary, Spain and Sweden. Sales to unaffiliated customers represent net sales originating in entities physically located in the identified geographic area. Long-lived assets include property, plant and equipment, goodwill and intangibles, other investments and other assets.


                                                                                          OTHER NON
                                                                   U.S.        FRANCE         U.S.     CONSOLIDATED
                                                                   ----        ------         ----     ------------
1997
   Sales to unaffiliated customers..........................      $100,314      $25,680     $44,719     $170,713
   Long-lived assets........................................        62,236       10,146      22,108       94,490
1998
   Sales to unaffiliated customers..........................      $115,639      $26,177     $51,485     $193,301
   Long-lived assets........................................        76,289       12,751      23,743      112,783
1999
   Sales to unaffiliated customers..........................      $137,417      $29,205     $52,654     $219,276
   Long-lived assets........................................       103,261       12,234      20,191      135,686


     The Company's product line segments are research models and biomedical products and services. The following table presents sales and other financial information by product line segment for the fiscal years 1997, 1998 and 1999. Sales to unaffiliated customers represent net sales originating in entities primarily engaged in either provision of research models or biomedical products and services. Long-lived assets include property, plant and equipment, goodwill and intangibles; other investments; and other assets.


                                                                                    1997        1998         1999
                                                                                    ----        ----         ----
Research models
   Net sales..................................................................    $125,214     $134,590    $142,312
   Operating income...........................................................      19,583       30,517      33,663
   Total assets ..............................................................     157,915      180,983     268,381
   Depreciation and amortization .............................................       5,297        5,534       8,008
   Capital expenditures ......................................................       6,178        8,127       6,983

Biomedical products and services
   Net sales .................................................................    $ 45,499     $ 58,711    $ 76,964
   Operating income ..........................................................       6,496       11,117      14,428
   Total assets ..............................................................      38,296       53,271      94,022
   Depreciation and amortization .............................................       4,406        5,361       4,310
   Capital expenditures ......................................................       5,694        3,782       5,968


                        CHARLES RIVER LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             (DOLLARS IN THOUSANDS)

     A reconciliation of segment operating income to consolidated operating income is as follows:


                                                                  FISCAL YEAR ENDED
                                                                  -----------------
                                                    DECEMBER 27,    DECEMBER 26,    DECEMBER 25,
                                                        1997            1998            1999
                                                        ----            ----            ----
Total segment operating income...................    $ 26,079        $ 41,634        $ 48,091
Unallocated corporate overhead...................      (4,003)         (6,309)         (5,128)
                                                     --------        --------        --------
Consolidated operating income....................    $ 22,076        $ 35,325        $ 42,963
                                                     ========        ========        ========


     A summary of identifiable long-lived assets of each business segment at year end is as follows:


                                                           DECEMBER 26,     DECEMBER 25,
                                                               1998             1999
                                                               ----             ----
Research Models.........................................    $ 73,190         $ 69,257
Biomedical Products and Services........................      39,593           66,429
                                                            --------         --------
                                                            $112,783         $135,686
                                                            ========         ========


15.  SUBSEQUENT EVENTS (unaudited)

     As of February 28, 2000, the Company acquired an additional 16% of the equity (340,840 common shares) of its 50% equity joint venture company, Charles River Japan, from Ajinomoto Co., Inc. The purchase price for the equity was 1.4 Billion Yen, or $12,844. One Billion Yen, or $9,174, was paid at closing, and the balance of 400 Million Yen, or $3,670, was deferred pursuant to a three-year balloon promissory note secured by a pledge of the 16% shares. The note bears interest at the long-term prime rate in Japan. Effective with the acquisition of this additional interest, the Company will have control of and will consolidate the operations of Charles River Japan, from the effective date of the incremental acquisition.

     On March 10, 1999 Charles River Laboratories announced the closure of its Shamrock primate import and conditioning business in Small Dole, England. The Company expects to have its plans finalized by the end of the first quarter and expects the closure to be completed during the second or third quarter of 2000. The actions contemplated in this plan relate primarily to severance, property and equipment dispositions and other miscellaneous activities directly related to the operations being shut down. Management has met with 16 employees subject to its severance plans and has communicated its intended closure actions to customers. The Company does not expect that the animal sales previously made by Shamrock will be significantly impacted.

     During January 2000, the Company sold a product line within its research model business segment. The selling price of $7,000 approximated the net book value of the underlying assets at the time of the sale. In addition, the Company had approximately $900 of deferred revenue which related to cash payments received in advance of shipping the research models. Under the term of the sales agreement, the Company is no longer obligated to ship research models and, accordingly, has recorded this amount as income in the first quarter of 2000. Fiscal 1999 sales associated with this product line approximated $2,800.

                          FINANCIAL STATEMENT SCHEDULES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        CHARLES RIVER LABORATORIES, INC.

                         INCOME TAX VALUATION ALLOWANCE


----------------------------------------------------------------------------------------------------------------------------------
                              BALANCE AT    CHARGED TO    CHARGED TO
                             BEGINNING OF    COSTS AND       OTHER                                                    BALANCE AT
                                PERIOD       EXPENSES      ACCOUNTS      DESCRIPTION     DEDUCTIONS   DESCRIPTION    END OF PERIOD
----------------------------------------------------------------------------------------------------------------------------------
                                                       (dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------------
  FOR THE YEAR ENDED
  DECEMBER 25, 1999
  Income Tax Valuation
    Allowance..........             $1,766        $5,170                    Provisions          $--                      $6,936
----------------------------------------------------------------------------------------------------------------------------------
  FOR THE YEAR ENDED
  DECEMBER 26, 1998
  Income Tax Valuation
    Allowance..........             $1,766            $--                   Provisions          $--                      $1,766
----------------------------------------------------------------------------------------------------------------------------------
  FOR THE YEAR ENDED
  DECEMBER 27, 1997
    Income Tax Valuation
    Allowance                           $--       $1,766                    Provisions          $--                      $1,766
----------------------------------------------------------------------------------------------------------------------------------


                         ALLOWANCE FOR DOUBTFUL ACCOUNTS

----------------------------------------------------------------------------------------------------------------------------------
                              BALANCE AT    CHARGED TO    CHARGED TO
                             BEGINNING OF    COSTS AND      OTHER                                                     BALANCE AT
                                PERIOD       EXPENSES      ACCOUNTS     DESCRIPTION    DEDUCTIONS     DESCRIPTION    END OF PERIOD
 ----------------------------------------------------------------------------------------------------------------------------------
                                                       (dollars in thousands)
 --------------------------------------------------------------------------------------------------------------------------------
   FOR THE YEAR ENDED
   DECEMBER 25, 1999
   Allowance for Doubtful
     Accounts...........                                                                              Recoveries/
                               $898          $324                        Provisions       $(244)       Write-offs          $978
 -------------------------------------------------------------------------------------------------------------------------------
   FOR THE YEAR ENDED
   DECEMBER 26, 1998
   Allowance for Doubtful
     Accounts...........                                                                              Recoveries/
                               $688          $265                        Provisions        $(55)       Write-offs          $898
 -------------------------------------------------------------------------------------------------------------------------------
   FOR THE YEAR ENDED
   DECEMBER 27, 1997
   Allowance for
     Doubtful                                                                                         Recoveries/
     Accounts...........       $568          $192                        Provisions        $(72)       Write-offs          $688
 -------------------------------------------------------------------------------------------------------------------------------


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


                                 CHARLES RIVER LABORATORIES, INC.


                                 By: /s/ Thomas F. Ackerman
                                     ----------------------
                                     Thomas F. Ackerman
                                     Sr. Vice President and CFO

Dated:  May 8, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



               SIGNATURE                               CAPACITY                    DATE
               ---------                               --------                    ----


            JAMES C. FOSTER              President and Chief Executive Officer  May 8, 2000
     -----------------------------
            James C. Foster

             THOMPSON DEAN               Director                               May 8, 2000
     -----------------------------
             Thompson Dean

              REID PERPER                Director                               May 8, 2000
     -----------------------------
              Reid Perper

            DOUGLAS ROGERS               Director                               May 8, 2000
     -----------------------------
            Douglas Rogers

            ROBERT CAWTHORN              Director                               May 8, 2000
     -----------------------------
            Robert Cawthorn

              HENRY WENDT                Director, Chairman of the Board        May 8, 2000
     -----------------------------
              Henry Wendt

            SAMUEL O. THIER              Director                               May 8, 2000
     -----------------------------
            Samuel O. Thier

          WILLIAM H. WALTRIP             Director                               May 8, 2000
     -----------------------------
          William H. Waltrip

          STEPHEN C. McCLUSKI            Director                               May 8, 2000
     -----------------------------
          Stephen C. McCluski

           STEPHEN D. CHUBB              Director                               May 8, 2000
     -----------------------------
           Stephen D. Chubb
