Form 10-Q
period 2000-09-23
CHARLES RIVER LABORATORIES INC
filed 2000-11-07
CIK 1097797

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
           ENDED SEPTEMBER 23, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 333-91845

                            ------------------------

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of September 23, 2000 there were 1,000 shares of the registrant's common stock outstanding

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        CHARLES RIVER LABORATORIES, INC.
                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 23, 2000
                               TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                 --------
Part I.                 Financial Information

                        Item 1.    Financial Statements........................................      3

                                   Condensed Consolidated Statements of Income (Unaudited) for
                                     the nine months ended September 23, 2000 and September 25,
                                     1999......................................................      3

                                   Condensed Consolidated Statements of Income (Unaudited) for
                                     the three months ended September 23, 2000 and September
                                     25, 1999..................................................      4

                                   Condensed Consolidated Balance Sheets as of September 23,
                                     2000 (Unaudited) and December 25, 1999....................      5

                                   Condensed Consolidated Statements of Cash Flows (Unaudited)
                                     as of September 23, 2000 and September 25, 1999...........      6

                                   Notes to Unaudited Condensed Consolidated Interim Financial
                                     Statements................................................      7

                        Item 2.    Management's Discussion and Analysis of Financial Condition
                                     and Results of Operations.................................     12

Part II                 Other Information

                        Item 6.    Exhibits and Reports on Form 8-K............................     18

                                   Signature...................................................     19

                        CHARLES RIVER LABORATORIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 25,   SEPTEMBER 23,
                                                                  1999            2000
                                                              -------------   -------------
Net sales related to products...............................    $139,269        $160,177
Net sales related to services...............................      21,827          55,595
                                                                --------        --------
Total net sales.............................................    $161,096        $215,772
Costs and Expenses
  Cost of products sold.....................................      84,557          89,636
  Cost of services provided.................................      12,673          36,743
  Selling, general and administrative.......................      29,414          35,366
  Amortization of goodwill and intangibles..................       1,114           2,734
                                                                --------        --------
Operating income............................................      33,338          51,293
Other income (expense)
  Interest income...........................................         496           1,251
  Interest expense..........................................        (207)        (26,956)
  Loss from foreign currency, net...........................        (143)           (561)
  Other income (expenses)...................................       1,441             385
                                                                --------        --------
Income before income taxes, minority interests, earnings
  from equity investments and extraordinary item............      34,925          25,412
Provision for income taxes..................................      16,903           6,877
                                                                --------        --------
Income before minority interests, earnings from equity
  investments and extraordinary item........................      18,022          18,535
Minority interests..........................................         (10)         (1,130)
Earnings from equity investments............................       1,940             881
                                                                --------        --------
Income before extraordinary item............................      19,952          18,286
Extraordinary loss, net of tax benefit of $4,547............          --          (8,445)
                                                                --------        --------
Net Income..................................................    $ 19,952        $  9,841
                                                                ========        ========

            See Notes to Condensed Consolidated Financial Statements

                        CHARLES RIVER LABORATORIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                   THREE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 25,   SEPTEMBER 23,
                                                                  1999            2000
                                                              -------------   -------------
Net sales related to products...............................     $46,116         $53,207
Net sales related to services...............................       6,814          19,166
                                                                 -------         -------
Total net sales.............................................     $52,930         $72,373
Costs and Expenses
  Cost of products sold.....................................      29,444          30,125
  Cost of services provided.................................       3,464          12,342
  Selling, general and administrative.......................       9,503          11,126
  Amortization of goodwill and intangibles..................         350             932
                                                                 -------         -------
Operating income............................................      10,169          17,848
Other income (expense)
  Interest income...........................................         137             960
  Interest expense..........................................         (36)         (7,794)
  Gain/(loss) from foreign currency, net....................          10            (401)
  Other income (expenses)...................................       1,441              (5)
                                                                 -------         -------
Income before income taxes, minority interests, earnings
  from equity investments and extraordinary item............      11,721          10,608
Provision for income taxes..................................       6,892           4,726
                                                                 -------         -------
Income before minority interests, earnings from equity
  investments and extraordinary item........................       4,829           5,882
Minority interests..........................................          (8)           (451)
Earnings from equity investments............................         823             133
                                                                 -------         -------
Income before extraordinary item............................       5,644           5,564
Extraordinary loss, net of tax benefit of $4,547............          --          (8,445)
                                                                 -------         -------
Net Income/(Loss)...........................................     $ 5,644         $(2,881)
                                                                 =======         =======

            See Notes to Condensed Consolidated Financial Statements

                        CHARLES RIVER LABORATORIES, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 25,   SEPTEMBER 23,
                                                                  1999           2000
                                                              ------------   -------------
ASSETS
Current assets
  Cash and cash equivalents.................................    $  15,010      $  28,008
  Trade receivables, less allowances of $978 and $876
    respectively............................................       36,293         48,294
  Inventories...............................................       30,534         31,544
  Deferred income taxes.....................................          632            632
  Due from affiliates.......................................        1,233             83
  Other current assets......................................        5,293          5,714
                                                                ---------      ---------
    Total current assets....................................       88,995        114,275
Property, plant and equipment, net..........................       85,413        114,684
Goodwill and other intangibles, less accumulated
  amortization of $6,073 and $9,872 respectively............       36,958         40,508
Investments in affiliates...................................       21,722          2,377
Deferred tax asset..........................................      100,907        100,022
Deferred financing costs....................................       14,015          8,163
Other assets................................................       14,393         15,238
                                                                ---------      ---------
    Total assets............................................    $ 362,403      $ 395,267
                                                                =========      =========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Current portion of long-term debt.........................    $   3,290      $     130
  Current portion of capital lease obligation...............          253            183
  Accounts payable..........................................        9,291          7,968
  Accrued compensation......................................       10,792         13,818
  Deferred income...........................................        7,643          5,738
  Accrued interest..........................................        8,935          7,060
  Accrued liabilities.......................................       18,479         21,236
  Accrued income taxes......................................        2,738          4,419
                                                                ---------      ---------
    Total current liabilities...............................       61,421         60,552
Long-term debt..............................................      306,725        202,222
Deferred tax liability......................................        4,990          6,826
Capital lease obligations...................................          795            558
Accrued ESLIRP..............................................        8,315          8,990
Other long-term liabilities.................................        2,469          3,261
                                                                ---------      ---------
    Total liabilities.......................................      384,715        282,409
                                                                ---------      ---------
Commitments and contingencies (Note 3)
Minority interests..........................................          304         13,620
Shareholder's equity
  Common stock, $1 par value, 1000 shares authorized and
    outstanding.............................................            1              1
  Capital in excess of par value............................      119,470        237,220
  Retained earnings.........................................     (132,158)      (122,317)
  Loans to officers.........................................         (920)          (920)
  Accumulated other comprehensive income....................       (9,009)       (14,746)
                                                                ---------      ---------
    Total shareholders' equity..............................      (22,616)        99,238
                                                                ---------      ---------
    Total liabilities and shareholders' equity..............    $ 362,403      $ 395,267
                                                                =========      =========

            See Notes to Condensed Consolidated Financial Statements

                        CHARLES RIVER LABORATORIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 25,   SEPTEMBER 23,
                                                                  1999            2000
                                                              -------------   -------------
CASH FLOWS RELATING TO OPERATING ACTIVITIES
  Net income/(loss).........................................    $ 19,952        $   9,841
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................       8,701           12,274
    Amortization of debt issuance costs and discounts.......          --            1,368
    Provision for doubtful accounts.........................          13              (13)
    Gain from sale of facilities............................      (1,441)              --
    Extraordinary loss, net of tax..........................          --            8,445
    Earnings from equity investments........................      (1,940)            (881)
    Minority interests......................................          10            1,131
    Deferred income taxes...................................          --              208
    Stock compensation expense..............................         124               --
    Property, plant, and equipment write-downs and
     disposals..............................................         325              568
    Other non-cash items....................................          --               12
  Changes in assets and liabilities
    Trade receivables.......................................      (3,022)          (3,635)
    Inventories.............................................       1,232             (115)
    Due from affiliates.....................................        (264)             176
    Deferred financing costs................................          --             (588)
    Other current assets....................................      (1,332)            (474)
    Other assets............................................      (1,482)          (3,562)
    Accounts payable........................................      (4,767)          (3,795)
    Accrued compensation....................................        (605)           3,835
    Deferred income.........................................       1,130           (1,905)
    Accrued interest........................................          (4)          (1,895)
    Accrued liabilities.....................................         324           (1,167)
    Accrued income taxes....................................       2,211              819
    Accrued ESLIRP..........................................         688              675
    Other long-term liabilities.............................         (50)            (473)
                                                                --------        ---------
      Net cash provided by operating activities.............    $ 19,803        $  20,849
                                                                --------        ---------
CASH FLOWS RELATING TO INVESTING ACTIVITIES
  Capital expenditures......................................      (7,426)          (8,529)
  Dividends from equity investments.........................         815               --
  Contingent payments for prior year acquisitions...........        (251)              --
  Acquisition of business, net of cash acquired of $3,163...          --           (6,011)
  Proceeds from sale of facilities..........................       1,860               --
  Proceeds from sale of animal colony.......................          --            7,000
                                                                --------        ---------
      Net cash used in investing activities.................    $ (5,002)       $  (7,540)
                                                                --------        ---------
CASH FLOWS RELATING TO FINANCING ACTIVITIES
  Payments on long-term debt................................        (312)        (113,400)
  Capital contribution from parent..........................          --          122,288
  Premium paid for early retirement of debt.................          --           (7,088)
  Payments on capital lease obligations.....................         (90)            (307)
  Net activity with Bausch & Lomb...........................     (34,152)              --
                                                                --------        ---------
      Net cash provided by/(used in) financing activities...    $(34,554)       $   1,493
                                                                --------        ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (1,601)          (1,804)
                                                                --------        ---------
Net change in cash and cash equivalents.....................     (21,354)          12,998
Cash and cash equivalents, beginning of period..............      24,811           15,010
                                                                --------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................    $  3,457        $  28,008
                                                                ========        =========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest....................................    $    207        $  27,520
  Cash paid for taxes.......................................       3,316            5,183

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

2. CHARLES RIVER LABORATORIES INTERNATIONAL, INC.'S INITIAL PUBLIC OFFERING

    On June 28, 2000 the Company's 100% shareholder, Charles River Laboratories International, Inc. closed an initial public offering ("the Offering") of 16,100,000 shares of common stock at $16 per share. Net proceeds from the Offering were $235,964. Charles River Laboratories International, Inc. used part of the proceeds to make a capital contribution to the Company of $122,288. The Company used the contribution plus cash on hand of $300 to repay a portion of its existing debt as described below.

    During the third quarter of 2000, a total of $115,500 of the Company's existing debt, including issurance discounts was repaid. Premiums totaling $7,088 were paid as a result of the early repayment of a portion of the senior subordinated notes.

    The sources and uses of cash from the Offering are as follows:

SOURCES OF FUNDS:
Capital contribution from parent............................
                                                              $122,288
Cash on hand................................................
                                                                   300
USES OF FUNDS:
Redemption of senior subordinated notes.....................
                                                               (52,500)*
Premium on redemption of principal amount of senior
  subordinated
  notes.....................................................
                                                                (7,088)
Repayment of term loan A....................................
                                                               (14,500)
Repayment of term loan B....................................
                                                               (43,500)
Repayment of revolver.......................................
                                                                (5,000)
                                                              --------
  Net adjustment to cash....................................
                                                              $     --

------------------------

*   Includes issuance discount.

    An extraordinary loss before tax of $12,993 was recorded due to the payment of premiums relating to the early extinguishment of a portion of the senior subordinated notes ($7,088); and the write-off of issuance discounts ($679) and deferred financing costs ($5,226). This extraordinary loss has been recorded net of a tax benefit of $4,548.

                        CHARLES RIVER LABORATORIES, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                    INTERIM FINANCIAL STATEMENTS (CONTINUED)

                             (DOLLARS IN THOUSANDS)

3. SUPPLEMENTAL BALANCE SHEET INFORMATION

    The composition of inventories is as follows:

                                                      DECEMBER 25,   SEPTEMBER 23,
                                                          1999           2000
                                                      ------------   -------------
Raw materials and supplies..........................     $ 4,196        $ 3,938
Work in process.....................................       1,608          1,003
Finished products...................................      24,730         26,603
                                                         -------        -------
Inventories.........................................     $30,534        $31,544
                                                         =======        =======

    The composition of property, plant and equipment is as follows:

                                                      DECEMBER 25,   SEPTEMBER 23,
                                                          1999           2000
                                                      ------------   -------------
Land................................................    $   7,022      $   9,172
Buildings...........................................       90,730        141,793
Machinery and equipment.............................       82,131         91,812
Leasehold improvements..............................        4,668          5,277
Furniture and fixtures..............................        1,826          1,930
Vehicles............................................        2,689          2,442
Construction in progress............................        4,679          5,083
                                                        ---------      ---------
                                                          193,745        257,509
Less accumulated depreciation.......................     (108,332)      (142,825)
                                                        ---------      ---------
Net property, plant and equipment...................    $  85,413      $ 114,684
                                                        =========      =========

4. INCOME TAXES

EFFECT OF THE OFFERING

    An effective tax rate of approximately 45.8%, which includes the impact of Charles River Laboratories International, Inc., the Company's 100% shareholder, has been reflected in the accompanying condensed consolidated statements of income for the three and nine-month periods ended September 23, 2000.

    As discussed in Note 2, an extraordinary loss before tax of $12,993 was recorded on the repayment of debt. A tax benefit, net of valuation allowance of $4,548 was recorded with respect to this loss. A valuation allowance of $910 was recorded with respect to the state tax benefit on the extraordinary loss, as realization of such benefit is not probable, due to certain states having carryforward periods of five years or less.

    During the second quarter, the Company reassessed the need for a valuation allowance associated with the deferred tax asset balance discussed below. As a result of the Offering, the Company expects to be significantly more profitable in the future, due to reduced interest costs. In the second quarter, the valuation allowance associated with the deferred tax asset described below was reduced by $4,762, to $750. The reduction of the valuation allowance was recorded as a tax benefit in the second quarter

                        CHARLES RIVER LABORATORIES, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                    INTERIM FINANCIAL STATEMENTS (CONTINUED)

                             (DOLLARS IN THOUSANDS)

4. INCOME TAXES (CONTINUED)
of 2000. The net deferred tax asset of $100,654 as of September 23, 2000 has been recorded at its estimated realizable value as determined by management after considering all available evidence, including historical operating results, projections of taxable income and tax planning strategies.

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

    During the second quarter of 2000, the tax purchase price allocation related to the election described above was finalized. In the second quarter, an adjustment of $4,537 was recorded to reduce the net deferred tax asset balance and capital in excess of par value in accordance with the final tax purchase price allocation.

5. COMMITMENTS AND CONTINGENCIES

    INSURANCE

    The Company maintains insurance for workers' compensation, auto liability, employee medical and general liability. The per claim loss limits are $250, with annual aggregate loss limits of $1,500. Related accruals were $2,813 and $3,022 on December 25, 1999 and September 23, 2000, respectively. Separately, the Company has provided a letter of credit in favor of the insurance carriers in the amount of $350.

    LITIGATION

    Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's condensed consolidated financial statements.

    The Company is currently under a court order issued in June 1997 to remove its large animal operations from two islands located in the Florida Keys and to refoliate the islands. The Company has removed its large animal operations from the island in the First Quarter of 2000. The Company continues to hold discussions with the state of Florida and federal authorities regarding the extent of refoliation required on the islands and believes the reserves recorded in the accompanying condensed consolidated financial statements are sufficient to provide for the estimated exposure in connection with the refoliation. The Company has provided a letter of credit in regards to the completion of the refoliation on the island for $350.

                        CHARLES RIVER LABORATORIES, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                    INTERIM FINANCIAL STATEMENTS (CONTINUED)

                             (DOLLARS IN THOUSANDS)

6. ACQUISITIONS AND DISPOSALS

    On February 28, 2000, the Company acquired an additional 16% of the equity (340,840 common shares) of its 50% equity joint venture company, Charles River Japan, from Ajinomoto Co., Inc. The purchase price for the equity was
1.4 billion yen, or $12,844. One billion yen, or $9,174, was paid at closing, and the balance of 400 million yen, or $3,670, was deferred pursuant to a three-year balloon promissory note secured by a pledge of the additional 16% of shares. The note bears interest at the long-term prime rate in Japan, 2.4% at September 23, 2000. Effective with the acquisition of this additional interest, the Company has control of and is consolidating the operations, of Charles River Japan. The estimated fair value of the incremental net assets acquired is $6,207. Goodwill of $6,637 has been recorded in the accompanying condensed consolidated interim financial statements and is being amortized over its estimated useful life of 15 years.

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

    During January 2000, the Company sold a product line within its research model business segment. The selling price of $7,000 approximated the net book value of the underlying assets at the time of the sales. In addition the Company had approximately $900 of deferred revenue which related to cash payments received in advance of shipping the research models. Under the terms of the sales agreement, the Company is no longer obligated to ship research models and, accordingly, has recorded this amount as income in the first quarter of 2000. Fiscal 1999 sales associated with this product line approximated $2,800.

7. BUSINESS SEGMENT INFORMATION

    The following table presents sales and other financial information by product line segment for the three months ended and nine-month period ended September 25, 1999 and September 23, 2000. Sales

                        CHARLES RIVER LABORATORIES, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                    INTERIM FINANCIAL STATEMENTS (CONTINUED)

                             (DOLLARS IN THOUSANDS)

7. BUSINESS SEGMENT INFORMATION (CONTINUED) to unaffiliated customers represent net sales originating in entities primarily engaged in either animal services or biomedical products and services.

                                              THREE MONTH PERIOD ENDED         NINE MONTH PERIOD ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 25,   SEPTEMBER 24,   SEPTEMBER 25,   SEPTEMBER 23,
                                                1999            2000            1999            2000
                                            -------------   -------------   -------------   -------------
Research Models
  Net sales...............................     $35,395         $44,486        $109,177        $131,662
  Operating income........................       7,671          10,632          27,977          35,782
  Depreciation and amortization...........       2,053           2,526           6,044           7,122
  Capital expenditures....................       1,770           1,343           4,282           4,624

Biomedical Products and Services
  Net sales...............................      17,535          27,887          51,919          84,110
  Operating income........................       4,136           5,987          11,553          17,043
  Depreciation and amortization...........         832           1,736           2,657           5,152
  Capital expenditures....................       1,019           1,087           3,144           3,913

    Total assets attributable to the research models segment as of December 25, 1999 and September 23, 2000 were $268,381 and $304,539 respectively. Total assets attributable to the biomedical products and services segment as of December 25, 1999 and September 23, 2000 were $94,022 and $91,836 respectively.

    A reconciliation of segment operating income to consolidated operating income is as follows:

                                              THREE MONTH PERIOD ENDED         NINE MONTH PERIOD ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 25,   SEPTEMBER 23,   SEPTEMBER 25,   SEPTEMBER 23,
                                                1999            2000            1999            2000
                                            -------------   -------------   -------------   -------------
Total segment operating income............     $11,807         $16,619         $39,530         $52,825
Unallocated corporate overhead............      (1,638)          1,229          (6,192)         (1,532)
                                               -------         -------         -------         -------
Consolidated operating income.............      10,169          17,848          33,338          51,293
                                               =======         =======         =======         =======

8. COMPREHENSIVE INCOME/(LOSS)

    The components of comprehensive income/(loss) for the three- and nine-month periods ended September 25, 1999 and September 23, 2000 are set forth below:

                                              THREE MONTH PERIOD ENDED         NINE MONTH PERIOD ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 25,   SEPTEMBER 23,   SEPTEMBER 25,   SEPTEMBER 23,
                                                1999            2000            1999            2000
                                            -------------   -------------   -------------   -------------
Net income/(loss).........................      $5,644         $(4,377)        $19,952         $ 8,345
Foreign currency translation..............        (172)         (3,143)         (4,940)         (5,737)
                                                ------         -------         -------         -------
Comprehensive income/(loss)...............       5,472          (7,520)         15,012           2,603
                                                ======         =======         =======         =======

NINE MONTHS ENDED SEPTEMBER 23, 2000 COMPARED TO NINE MONTHS ENDED
  SEPTEMBER 25, 1999

    NET SALES. Net sales for the first nine months of 2000 were $215.8 million, an increase of $54.7 million, or 34.0%, from $161.1 million for the first nine months of 1999. Excluding the strategic transactions, which include the acquisition of SBI Holdings Inc. ("Sierra") last September and the acquisition of control of our 50/50 Japanese joint venture in February, on a pro forma basis sales increased 9.0% in the first nine months of this year, and 10.0% excluding the impact of foreign currencies.

    RESEARCH MODELS. Net sales of research models for the first nine months of 2000 were $131.7 million, an increase of $22.5 million, or 20.6%, from $109.2 million for the first nine months of 1999. Small animal research model sales increased in North America by 11.0% due to continued improved pricing, a shift to higher priced specialty units and an increase in unit volume. Excluding negative currency translation of $4.9 million, and the reduction in lab equipment sales of $1.4 million, small animal research model sales in Europe increased 2.0%. Small animal research model sales in Japan, which we started consolidating in the first quarter of 2000, were $25.6 million for the first nine months of 2000. We also experienced a decrease in the large animal breeding, import and conditioning business of 1.0% principally due to closure of a facility in the U.K., partially offset by increased North American sales. Our large animal breeding colony, which was sold in the first quarter of 2000, accounted for $2.5 million of sales for the nine months ended September 25, 1999.

    BIOMEDICAL PRODUCTS AND SERVICES. Net sales of biomedical products and services for the first nine months in 2000 were $84.1 million, an increase of $32.2 million, or 62.0%, from $51.9 million for the first nine months of 1999. At the beginning of the fourth quarter in 1999 we acquired Sierra. On a pro forma basis Sierra sales increased by $7.6 million or 47.5%. Sierra sales were $23.6 million for the first nine months of 2000. Sales increased 33.9% in our transgenic and research support services, endotoxin detection systems, biosafety testing and contract site management services, primarily due to better customer awareness of our outsourcing solutions.

    COST OF PRODUCTS SOLD AND SERVICES PROVIDED. Cost of products sold and services provided for the first nine months of 2000 was $126.4 million, an increase of $29.2 million, or 30.0%, from $97.2 million for the first nine months of 1999.

    RESEARCH MODELS. Cost of products sold and services provided for research models for the first nine months of 2000 was $77.2 million, an increase of $11.8 million, or 18.0%, compared to $65.4 million for the first nine months of 1999. Cost of products sold and services provided for the first nine months of 2000 was 58.6% of net sales compared to 59.9% of net sales for the first nine months in 1999. Cost of products sold and services provided increased at a lower rate than net sales due to the more favorable product mix and better pricing, as well as improved capacity utilization.

    BIOMEDICAL PRODUCTS AND SERVICES. Cost of products sold and services provided for biomedical products and services for the first nine months of 2000 was $53.1 million, an increase of $21.3 million, or 67.0%, compared to $31.8 million for the first nine months of 1999. Cost of products sold and services provided as a percentage of net sales increased from 61.3% for the first nine months in 1999 compared to 63.1% for the first nine months in 2000 due mainly to the acquisition of Sierra which has slightly lower margins.

    SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the first nine months of 2000 were $35.4 million, an increase of $6.0 million, or 20.4%, from $29.4 million for the first nine months of 1999. Selling, general and administrative expenses for the first nine months of 2000 were 16.4% of net sales compared to 18.2% of net sales for the first nine months of 1999.

    RESEARCH MODELS. Selling, general and administrative expenses for research models for the first nine months of 2000 were $18.3 million, an increase of $2.6 million, or 16.6%, compared to

$15.7 million for the first nine months of 1999. The $2.6 million increase is mainly due to consolidation of Charles River Japan, following our additional equity investment in the first quarter of 2000. Selling, general and administrative expenses for the first nine months in 2000 were 13.9% of net sales, compared to 14.4% for the first nine months of 1999 due to improved cost control.

    BIOMEDICAL PRODUCTS AND SERVICES. Selling, general and administrative expenses for biomedical products and services for the first nine months in 2000 were $11.6 million, an increase of $4.1 million, or 54.7%, compared to $7.5 million for the first nine months in 1999. The acquisition of Sierra in the fourth quarter of 1999 accounts for $2.9 million of the increase. Selling, general and administrative expenses for the first nine months in 2000 decreased to 13.8% of net sales, compared to 14.5% of net sales for the first nine months in 1999, due to greater economies of scale.

    UNALLOCATED CORPORATE OVERHEAD. Unallocated corporate overhead, which consists of various corporate expenses, was $1.5 million for the first nine months in 2000 compared to $6.2 million for the first nine months in 1999. Unallocated corporate overhead has decreased mainly due to pension income from favorable investment returns.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles for the first nine months in 2000 was $2.7 million, an increase of $1.6 million from $1.1 million for the first nine months in 1999. The increase was due to the effect of additional amortization of intangibles resulting from our Sierra acquisition.

    OPERATING INCOME. Operating income for the first nine months in 2000 was $51.3 million, an increase of $18.0 million, or 54.1%, from $33.3 million for the first nine months of 1999. Operating income for the first nine months in 2000 was 23.8% of net sales, compared to 20.7% of net sales for the first nine months of 1999. Operating income increased in total and as a percentage of net sales for the reasons described above.

    RESEARCH MODELS. Operating income from sales of research models for the first nine months of 2000 was $35.8 million, an increase of $7.8 million, or 27.9%, from $28.0 million for the first nine months of 1999. Operating income from sales of research models for the first nine months of 2000 was 27.2% of net sales, compared to 25.6% for the first nine months of 1999. The increase was attributable to the factors described above.

    BIOMEDICAL PRODUCTS AND SERVICES. Operating income from sales of biomedical products and services for the first nine months of 2000 was $17.0 million, an increase of $5.4 million, or 46.6%, from $11.6 million for the first nine months of 1999. Operating income from sales of biomedical products and services for the first nine months of 2000 decreased to 20.2% of net sales, compared to 22.4% of net sales for the first nine months of 1999. The decrease is attributable to sales growing at a higher rate than operating expenses.

    INCOME TAXES. The effective tax rate for the first nine months of 2000 excluding the reversal of the deferred tax valuation allowance of $4.8 million was 48.5% as compared to 48.4%. The $4.8 million reversal of the valuation allowance associated with the deferred tax asset, was recorded as a tax benefit in the second quarter of 2000 due to a reassessment of the need for a valuation allowance following the company's initial public offering of 16,100,000 shares of its common stock.

    INTEREST EXPENSE. Interest expense for the first nine months of 2000 was $27.0 million compared to $0.2 million for the first nine months of 1999. The $26.8 million increase from the first nine months of 1999 was primarily due to the additional debt incurred as a result of the recapitalization which occurred on September 29, 1999.

    INCOME BEFORE THE EXTRAORDINARY LOSS. Income before the extraordinary loss for the first nine months of 2000 was $18.3 million, a decrease of $1.7 million from $20.0 million for the first nine months of

1999. The decrease is driven by the increase in interest expense, which is partially offset by the increase in operating income and the reversal of the deferred tax valuation allowance.

    EXTRAORDINARY LOSS. The Company recorded an extraordinary loss of $8.4 million during the third quarter of 2000. The pre-tax loss of $13.0 million is the result of premiums related to the early repayment of debt and the write off of deferred financing costs and issuance discounts associated with the debt repayments net of tax benefits of $4.5 million.

    NET INCOME. Net income for the first nine months of 2000 was $9.8 million, a decrease of $10.2 million from net income of $20.0 million for the first nine months of 1999. The decrease was attributable to the extraordinary loss associated with the debt repayment and the increased interest expense, which is partially offset by the increase in operating income from operations and the reversal of the deferred tax valuation allowance.

THREE MONTHS ENDED SEPTEMBER 23, 2000 COMPARED TO THE THREE MONTHS ENDED
  SEPTEMBER 25, 1999

    NET SALES. Net sales for the three months ended September 23, 2000 were $72.4 million, an increase of $19.5 million, or 36.9%, from $52.9 million for the three months ended September 25, 1999.

    RESEARCH MODELS. Net sales of research models for the three months ended September 23, 2000 were $44.5 million, an increase of $9.1 million, or 25.7%, from $35.4 million for the three months ended September 25, 1999. Small animal research model sales increased in North America by 13.0% due to improved pricing, a shift to higher priced specialty units and an increase in unit volume. Excluding negative currency translation of $1.6 million, and the reduction in lab equipment sales of $1.0 million, small animal research model sales in Europe were essentially unchanged. Small animal research model sales in Japan, which we started consolidating in the first quarter of 2000 were $10.8 million for the three months ended September 23, 2000. We also experienced an increase of 12.0% in our large animal breeding and import and conditioning business during the third quarter of 2000. Our large animal breeding colony, which was sold in the first quarter of 2000, accounted for $0.9 million of sales for the three-month period ended September 25, 1999.

    BIOMEDICAL PRODUCTS AND SERVICES. Net sales of biomedical products and services for the three months ended September 23, 2000 were $27.9 million, an increase of $10.4 million, or 59.4%, from $17.5 million for the three months ended September 25, 1999. At the beginning of the fourth quarter in 1999 we acquired Sierra. On a pro forma basis Sierra sales increased by $3.2 million or 64.0%. Sierra sales for the three months ended September 23, 2000 were $8.2 million. Sales increased by 26.7% in our transgenic and research support services, endotoxin detection systems, biosafety testing and contract site management services, primarily due to better customer awareness of our outsourcing solutions.

    COST OF PRODUCTS SOLD AND SERVICES PROVIDED. Cost of products sold and services provided for the three months ended September 23, 2000 was $42.5 million, an increase of $9.6 million, or 29.2%, from $32.9 million for the three months ended September 25, 1999.

    RESEARCH MODELS. Cost of products sold and services provided for research models for the three months ended September 23, 2000 was $27.2 million, an increase of $5.2 million, or 23.6%, compared to $22.0 million for the three months ended September 25, 1999. Cost of products sold and services provided for the three months ended September 23, 2000 improved to 61.1% of net sales compared to 61.9% of net sales for the three months ended September 25, 1999. Cost of products sold and services provided increased at a lower rate than net sales due to the more favorable product mix and better pricing, as well as improved capacity utilization.

    BIOMEDICAL PRODUCTS AND SERVICES. Cost of products sold and services provided for biomedical products and services for the three months ended September 23, 2000 was $17.3 million, an increase of $6.4 million, or 58.7%, compared to $10.9 million for the three months ended September 25, 1999.

Cost of products sold and services provided as a percentage of net sales decreased to 62.0% for the three months ended September 23, 2000 from 62.3% for the three months ended September 25, 1999.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended September 23, 2000 were $11.1 million, an increase of $1.6 million, or 16.8%, from $9.5 million for the three months ended September 25, 1999. The consolidation of Charles River Japan following our acquisition of additional equity in this entity during the first quarter of 2000 and the acquisition of Sierra are the main reasons for the dollar increase. Selling, general and administrative expenses for the three months ended September 23, 2000 were 15.3% of net sales compared to 18.0% of net sales for the three months ended September 25, 1999.

    RESEARCH MODELS. Selling, general and administrative expenses for research models for the three months ended September 23, 2000 were $6.5 million, an increase of $0.3 million, or 4.8%, compared to $6.2 million for the three months ended September 25, 1999. The increase is mainly attributable to the consolidation of Charles River Japan as mentioned above. Selling, general and administrative expenses for the three months ended September 23, 2000 were 14.6% of net sales, compared to 17.5% for the three months ended September 25, 1999.

    BIOMEDICAL PRODUCTS AND SERVICES. Selling, general and administrative expenses for biomedical products and services for the three months ended September 23, 2000 were $3.8 million, an increase of $2.2 million compared to $1.6 million for the three months ended September 25, 1999. The acquisition of Sierra in the fourth quarter of 1999 along with an increased selling effort during the third quarter of 2000 account for this increase. Selling, general and administrative expenses for the three months ended September 23, 2000 increased to 13.6% of net sales, compared to 9.1% of net sales for the three months ended September 25, 1999.

    UNALLOCATED CORPORATE OVERHEAD. Unallocated corporate overhead, which consists of various corporate expenses, was $1.2 million of income for the three months ended September 23, 2000, compared to $1.6 million expense for the three months ended September 25, 1999 due mainly to pension income from favorable investment returns.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles for the three months ended September 23, 2000 was $0.9 million, an increase of $0.5 million from $0.4 million for the three months ended September 25, 1999. The increase was due to the effect of additional amortization of intangibles resulting from our Sierra acquisition and the consolidation of Charles River Japan.

    OPERATING INCOME. Operating income for the three months ended September 23, 2000 was $17.8 million, an increase of $7.6 million, or 74.5%, from $10.2 million for the three months ended September 25, 1999. Operating income for the three months ended September 23, 2000 was 24.6% of net sales, compared to 19.3% of net sales for the three months ended September 25, 1999. Operating income increased in total and as a percentage of net sales for the reasons described above.

    RESEARCH MODELS. Operating income from sales of research models for the three months ended September 23, 2000 was $10.6 million, an increase of $2.8 million, or 35.9%, from $7.8 million for the three months ended
September 25, 1999. Operating income from sales of research models for the three months ended September 23, 2000 was 23.8% of net sales, compared to 22.0% for the three months ended September 25, 1999. The increase was attributable to the factors described above.

    BIOMEDICAL PRODUCTS AND SERVICES. Operating income from sales of biomedical products and services for the three months ended September 23, 2000 was $6.0 million, an increase of $1.9 million, or 46.3%, from $4.1 million for the three months ended September 25, 1999. Operating income from sales of biomedical products and services for the three months ended September 23, 2000 decreased to 21.5% of net sales, compared to 23.4% of net sales for the three months ended September 25, 1999.

This was primarily due to the acquisition of Sierra, and the impact of additional amortization of intangibles.

    INCOME TAXES. The effective tax rate for the three months ended September 23, 2000 of 44.6% compares favorably to the effective tax rate of 58.8% for the three months ended September 25, 1999.

    INTEREST EXPENSE.  Interest expense for the three months ended
September 23, 2000 was $7.8 million, compared to essentially no interest expense for the three months ended September 25, 1999. The $7.8 million increase for the third quarter was primarily due to the additional debt incurred as a result of the recapitalization which occurred on September 29, 1999. During the third quarter of 2000 we paid down a portion of our existing debt which resulted in lower interest expense.

    INCOME BEFORE THE EXTRAORDINARY LOSS. Income before the extraordinary loss for the three months ended September 23, 2000 was $5.6 million, essentially unchanged from income of $5.6 million for the three months ended September 25, 1999.

    EXTRAORDINARY LOSS. The Company recorded an extraordinary loss of $8.4 million during the third quarter of 2000. The pre-tax loss of $13.0 million is the result of premiums related to the early repayment of debt and the write off of deferred financing costs and issuance discounts associated with the debt repayments, net of tax benefits of $4.5 million.

    NET INCOME/LOSS. The loss for the three months ended September 23, 2000 was $2.9 million, a decrease of $8.5 million from net income of $5.6 million for the three months ended September 25, 1999. The decrease was attributable to the extraordinary loss recognized with the repayment of the debt, along with the increased interest expense, which is partially offset by increased operating income from operations.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents of Charles River totaled $28.0 million at September 23, 2000 compared with $15.0 million at December 25, 1999. Our principal sources of liquidity are cash flow from operations along with cash provided by our initial public offering.

    Net cash provided by operating activities for the nine months ended September 23, 2000 was $20.8 million compared to net cash provided of $19.8 million for the nine months ended September 25, 1999. The improved cash flows from operating activities are due to our performance during the first nine months of 2000.

    Net cash used in investing activities during the nine months ending September 23, 2000 was $7.5 million compared to $5.0 million for the nine months ending September 25, 1999. On February 28, 2000, the company acquired an additional 16% of the equity (340,840 common shares) of its 50% equity joint venture company, Charles River Japan, from Ajinomoto Co., Inc. The purchase price for the equity was 1.4 billion yen or $12.8 million. One billion yen, or $9.2 million was paid at closing and the balance of 400 million yen, or $3.7 million was deferred pursuant to a three year balloon promissory note. In addition, we acquired $3.2 million in cash. In January we sold our primate colony in Florida for $7.0 million. Capital expenditures for the first nine months ending September 23, 2000 were $8.5 million compared to $7.4 million for the nine months ending September 25, 1999. We also received dividends from equity investments of $0.8 million and proceeds from the sale of a large animal facility of $1.9 million during the nine month period ending September 25, 1999.

    Net cash provided by financing activities during the nine months ending September 23, 2000 was $1.5 million compared to cash used of $34.6 million for the first nine months in 1999. We received $122.3 million from Charles River Laboratories International, Inc., our 100% shareholder, of which we used $115.5 million to pay down our existing debt and $7.1 million to pay premiums associated with the early repayment of the debt. Net activity with Bausch & Lomb, our 100% shareholder up until the racapitalization for the first nine months of 1999 was $34.2 million in net payments to Bausch and Lomb.

    We anticipate that our operating cash flow, together with borrowings under our credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We are subject to market risks arising from changes in interest rates and foreign currency exchange rates. Our primary interest rate exposure results from changes in LIBOR or the base rate which are used to determine the applicable interest rates under our term loans and revolving credit facility. We have entered into an interest rate protection agreement designed to protect us against fluctuations in interest rates with respect to at least 50% of the aggregate principal amount of the term loans and the senior subordinated notes. Interest rate swaps have the effect of converting variable rate obligations to fixed or other interest rate obligations. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $1.3 million. Fluctuations in interest rates will not affect the interest payable on the senior subordinated notes, which is fixed.

    We do not use financial instruments for trading or other speculative purposes.

    We also have exposure to some foreign currency exchange rate fluctuations for the cash flows received from our foreign affiliates. This risk is mitigated by the fact that their operations are conducted in their respective local currencies, and it is not our intention to repatriate earnings prospectively. Currently, we do not engage in any foreign currency hedging activities as we do not believe that our foreign currency exchange rate risk is material.

                        CHARLES RIVER LABORATORIES, INC.
                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 23, 2000

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits filed during the quarter

       27.1 Financial Data Schedule

    (b) No Reports on Form 8-K were filed during the quarter ended September 23, 2000

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       CHARLES RIVER LABORATORIES, INC.

November 7, 2000                                       /s/ THOMAS F. ACKERMAN
                                                       ---------------------------------------------
                                                       Thomas F. Ackerman
                                                       SR. VICE PRESIDENT AND CHIEF FINANCIAL OFFICER