Form 10-K
period 2000-12-30
CHARLES RIVER LABORATORIES INC
filed 2001-03-30
CIK 1097797

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

                                       OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NO. 333-92383

                        CHARLES RIVER LABORATORIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                                      76-0509980
       (State or Other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                       Identification No.)

           251 BALLARDVALE STREET                                  01887
          WILMINGTON, MASSACHUSETTS                             (Zip Code)
  (Address of Principal Executive Offices)

                            ------------------------

                                 (978) 658-6000
              (Registrant's telephone number, including area code)

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

                                  Yes [X]   No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Charles River Laboratories, Inc. is a wholly-owned subsidiary of Charles River Laboratories International, Inc. and there is no market for the registrant's common stock. As of March 28, 2001, 1,000 shares of the registrant's common stock were outstanding.

    The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K, and is filing this form with the reduced disclosure permitted by General Instructions I(2).

                      DOCUMENTS INCORPORATED BY REFERENCE

    None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        CHARLES RIVER LABORATORIES, INC.
                                   FORM 10-K
                                 ANNUAL REPORT

                               TABLE OF CONTENTS

        ITEM                                                                            PAGE
---------------------                                                                 --------
                                                   PART I
     1                  Business....................................................      1
     2                  Properties..................................................     15
     3                  Legal Proceedings...........................................     16
     4                  Submission of Matters to a Vote of Security Holders.........     16

                                                  PART II

     5                  Market for Registrant's Common Stock and Related Stockholder
                        Matters.....................................................     17
     6                  Selected Consolidated Financial Data........................     17
     7                  Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................     17
    7A                  Quantitative and Qualitative Disclosures about Market
                        Risk........................................................     27
     8                  Financial Statements and Supplementary Data.................     28
     9                  Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure....................................     58

                                                  PART III

    10                  Directors and Executive Officers of the Registrant..........     58
    11                  Executive Compensation......................................     58
    12                  Security Ownership of Certain Beneficial Owners and
                        Management..................................................     58
    13                  Certain Relationships and Related Transactions..............     58

                                                  PART IV

    14                  Exhibits, Financial Statement Schedules, and Reports on Form
                        8-K.........................................................     58

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    Charles River Laboratories, Inc. (the "Company") is a leading provider of critical research tools and integrated support services that enable innovative and efficient drug discovery and development. We are the global leader in providing the animal research models required in research and development for new drugs, devices and therapies and have been in this business for more than 50 years. Since 1992, we have built upon our research model technologies to develop a broad and growing portfolio of biomedical products and services. Our wide array of services enables our customers to reduce costs, increase speed and enhance their productivity and effectiveness in drug discovery and development. Our customer base, spanning over 50 countries, includes all of the major pharmaceutical and biotechnology companies, as well as many leading hospitals and academic institutions. We currently operate 76 facilities in 15 countries worldwide. Our differentiated products and services, supported by our global infrastructure and scientific expertise, enable our customers to meet many of the challenges of early-stage life sciences research, a large and growing market. In 2000, our net sales were $306.6 million and our operating income was $65.1 million.

    Charles River Laboratories, Inc., a wholly-owned subsidiary of Charles River Laboratories International, Inc. ("International"), was incorporated in Delaware in July, 1996.

    Effective September 29, 1999, all assets, liabilities and operations of Charles River Laboratories, Inc. (the "Company"), which had been held by Bausch and Lomb Inc. and certain of its affiliated entities, were, pursuant to a recapitalization agreement, contributed to an existing dormant subsidiary that was subsequently renamed Charles River Laboratories, Inc. Under the terms of the recapitalization, the Company, which had been a wholly-owned subsidiary of Bausch & Lomb Inc., became a wholly-owned subsidiary of Charles River Laboratories International, Inc.

SIGNIFICANT TRANSACTIONS

    - On September 29, 1999, CRL Acquisition LLC, a limited liability company owned by affiliates of DLJ Merchant Banking Partners, II, L.P. ("DLJ"), our management and other investors, together with our former parent company, Bausch & Lomb Incorporated, completed a recapitalization transaction. Concurrent with the recapitalization on September 29, 1999, we acquired SBI Holdings Inc. ("Sierra") for $23.3 million in cash.

    - On February 28, 2000, we acquired an additional 16% of the equity (340,840 common shares) of our 50% equity joint venture company, Charles River Japan, for $9.1 million in cash and a $3.7 million balloon promissory note.

    - On June 28, 2000, Charles River Laboratories International, Inc., our parent company, consummated an initial public offering ("the Offering") of 14,000,000 shares of its common stock at a price of $16.00 per share. International issued an additional 2,100,000 shares of common stock on July 6, 2000 upon the exercise of the over-allotment option by the underwriters. A portion of the proceeds from the offering were contributed to us to repay a portion of the debt we incurred in connection with the recapitalization. International's common stock is listed on the New York Stock exchange under the symbol "CRL".

    - On December 4, 2000, we entered into an agreement with Tufts University School of Veterinary Medicine to commercialize its proprietary cloning technology.

    - On January 8, 2001, we acquired Pathology Associates International ("PAI") Corporation for $25.0 million in cash and a $12.0 million convertible note (redeemable by us through March 31, 2001).

    - On February 27, 2001, we acquired Primedica Corporation ("Primedica") for $26.0 million in cash, $16.5 million in restricted stock (subject to repurchase by us through July 1, 2001) and $9.5 million in assumed debt.

    - On March 21, 2001, International consummated a public offering of 3,500,000 shares of its common stock at a price of $19.00 per share. In the offering, 4,550,000 shares of common stock, which included the exercise of the underwriters' over-allotment of 1,050,000 shares, were also sold by existing shareholders. International received proceeds of approximately $62.5 million, which it intends to use to repay a portion of its indebtedness, retire obligations incurred in connection with recent acquisitions and for general corporate purposes.

    Our product line segments are research models and biomedical products and services. Financial information with respect to these segments is contained in
Note 13 of the consolidated financial statements included at Item 8 and is incorporated herein by reference. Financial information about geographic areas is also contained in Note 13 of the consolidated financial statements and is incorporated herein by reference.

    RESEARCH MODELS. We are the global leader in the production and sale of research models, principally genetically and virally defined purpose-bred rats and mice. These products represented 61.2% of our 2000 net sales. We offer over 130 research models, one of the largest selections of small animal models of any provider worldwide. Our higher-growth models include genetically defined models and models with compromised immune systems, which are increasingly in demand as early-stage research tools. The FDA and foreign regulatory bodies typically require the safety and efficacy of new drug candidates and many medical devices to be tested on research models like ours prior to testing in humans. As a result, our research models are an essential part of the drug-discovery and development process. Our research models are produced in a biosecure environment designed to ensure that the animals are free of viral and bacterial agents and other contaminants that can disrupt research operations and distort results. With our biosecure production capabilities and our ability to deliver consistent, high quality research models worldwide, we are well positioned to benefit from the rapid growth in research and development spending by pharmaceutical and biotechnology companies and the NIH.

    BIOMEDICAL PRODUCTS AND SERVICES. We have focused significant resources on developing a diverse portfolio of biomedical products and services directed at high-growth areas of drug discovery and development. Our biomedical products and services business represented 38.8% of our 2000 net sales, and has experienced strong growth as demonstrated by our 33.7% compound annual growth rate in our net sales over the past five fiscal years. We expect the drug-discovery and development markets that we serve will continue to experience strong growth, particularly as new drug development based on advances in genetics continues to evolve. There are four areas within this segment of our business:

    DISCOVERY SERVICES. Our discovery services are designed to assist our customers in screening drug candidates faster by providing genetically defined research models for in-house research and by implementing efficacy screening protocols to improve the customer's drug-evaluation process. The market for discovery services is growing rapidly as pharmaceutical and biotechnology research and development increasingly focuses on selecting lead drug candidates from the enormous number of new compounds being generated. We currently offer four major categories of discovery services: transgenic services, research support services, infectious disease and genetic testing and contract site management. Transgenic services is our highest growth area and includes model development, genetic characterizations, embryo cryopreservation, and rederivation and colony scale-up.

    DEVELOPMENT SERVICES. We currently offer FDA-compliant development services in three main areas: drug safety assessment, biotech safety testing and medical device testing. Biotech safety testing services include a broad range of services specifically focused on supporting biotech or protein-based drug development, including such areas as protein characterization, cell banking, methods development and release testing. Our rapidly growing development services offerings enable our customers to outsource their high-end, non-core drug development activities.

    IN VITRO DETECTION SYSTEMS. We have diversified our product offerings to include non-animal, or IN VITRO, methods for testing the safety of drugs and devices. We are strategically committed to being the leader in providing our customers with IN VITRO alternatives as these methods become scientifically validated and commercially feasible. Our current products include endotoxin detection systems that ensure that injectable drugs and devices are free from harmful contaminants as well as bioactivity software.

    VACCINE SUPPORT PRODUCTS. We provide vaccine manufacturers with pathogen-free fertilized chicken eggs, a critical ingredient for poultry vaccine production. We believe there is significant potential for growth in this area in support of novel human vaccines, such as a nasal spray flu vaccine currently in development.

COMPETITIVE STRENGTHS

    Our leading research models business has provided us with steadily growing revenues and strong cash flow, while our biomedical products and services business provides significant opportunities for profitable growth. Our products and services are critical to both traditional pharmaceutical research and the rapidly growing fields of genomic, recombinant protein and humanized antibody research. We believe we are well positioned to compete effectively in all of these sectors as a result of a diverse set of competitive strengths, which include:

    CRITICAL PRODUCTS AND SERVICES. We provide critical, proven and enabling products and services that our customers rely upon to advance their early-stage research efforts and accelerate product development. We offer a wide array of complementary research tools and discovery and development services that differentiate us from our competition and have created a sustained competitive advantage in our markets.

    LONG-STANDING REPUTATION FOR SCIENTIFIC EXCELLENCE. We have earned our long-standing reputation for scientific excellence by consistently delivering high-quality research models supported by exceptional technical service and support for over 50 years. As a result, the Charles River brand name is synonymous with premium quality products and services and scientific excellence in the life sciences. We have approximately 200 science professionals on staff with D.V.M.s, Ph.D.s and M.D.s, in areas including laboratory animal medicine, molecular biology, pathology, immunology, toxicology and pharmacology.

    EXTENSIVE GLOBAL INFRASTRUCTURE AND CUSTOMER RELATIONSHIPS. Our operations are globally integrated throughout North America, Europe and Asia. Our extensive investment in worldwide infrastructure allows us to standardize our products and services across borders when required by our multinational customers, while also offering a customized local presence when needed. We currently operate 76 facilities in 15 countries worldwide, serving a customer base spanning over 50 countries.

    BIOSECURITY TECHNOLOGY EXPERTISE. In our research models business, our commitment to and expert knowledge of biosecurity technology distinguishes us from our competition. We maintain rigorous biosecurity standards in all of our facilities to maintain the health profile and consistency of our research models. These qualities are crucial to the integrity and timeliness of our customers' research.

    PLATFORM ACQUISITION AND INTERNAL DEVELOPMENT CAPABILITIES. We have a proven track record of successfully identifying, acquiring and developing complementary businesses and new technologies. With this experience, we have developed internal expertise in sourcing acquisitions and further developing new technologies. We believe this expertise will continue to differentiate us from our competitors as we seek to further expand our business.

    EXPERIENCED AND INCENTIVIZED MANAGEMENT TEAM. Our senior management team has an average of 18 years of experience with our company, and has evidenced a strong commitment and capability to deliver reliable performance and steady growth. Our Chairman and Chief Executive Officer, James C. Foster, has been with us for 25 years.

OUR STRATEGY

    Our business strategy is to build upon our core research model business and to actively invest in higher-growth opportunities where our proven capabilities and strong relationships allow us to achieve and maintain a leadership position. Our growth strategies include:

    BROADEN THE SCOPE OF OUR DISCOVERY AND DEVELOPMENT SERVICES. Primarily through acquisitions and alliances, we have improved our ability to offer new services that complement our existing drug-discovery and development services. We have targeted services that support transgenic research activities as a high-growth area. We intend to provide the additional critical support services needed to create, define, characterize and scientifically validate new genetic models expected to arise out of the Human Genome and Mouse Genome Projects. In addition, we plan to broaden our international presence in genetic services, specialized pathology and drug efficacy analysis. We also continue to add new capabilities in the biotech safety testing area.

    ACQUIRE NEW TECHNOLOGIES IN RESEARCH MODELS. We intend to acquire novel technologies in transgenics and cloning to increase sales in our research models business and related transgenic services operations. We also expect to offer additional genetically modified models for research of specific disease conditions. These higher-value research models are often highly specialized and are priced to reflect their greater intrinsic value. In particular, we intend to acquire and develop transgenic rat technology, where development has been slow compared to mice. We believe there is a growing need for genetically engineered rats, which are larger and more accessible research models than mice.

    EXPAND OUR PRECLINICAL OUTSOURCING SERVICES. Many of our pharmaceutical and biotechnology customers outsource a wide variety of research activities that are not directly associated with their scientific innovation process. We believe the trend of outsourcing preclinical or early-stage research will continue to increase rapidly. We are well positioned to exploit both existing and new outsourcing opportunities, principally through our discovery and development services offerings. We believe our early successes in the transgenic services area have increased customer demand for outsourcing and have created significant opportunities. Our research support services provide pharmaceutical and biotechnology companies with significant cost and resource allocation advantages over their existing internal operations. We intend to focus our marketing efforts on stimulating demand for further outsourcing of preclinical research. We also intend to expand our opportunities by increasing our international presence.

    EXPAND OUR NON-ANIMAL TECHNOLOGIES. IN VITRO testing technologies are in their early stages of development, but we plan to continue to acquire and introduce new IN VITRO products and services as they become scientifically validated and commercially viable. We are particularly focused on acquiring new technologies that allow for high through-put screening and testing of new drug candidates in early stages of development, using such materials and techniques as human cells and tissues and predictive database software.

    PURSUE STRATEGIC ACQUISITIONS AND ALLIANCES. Over the past decade, we have successfully completed 14 acquisitions and alliances. Several of our operations began as platform acquisitions, which we were able to grow rapidly by developing and marketing the acquired products or services to our extensive global customer base. We intend to further pursue strategic platform acquisitions and alliances to drive our long-term growth.

BUSINESS DIVISIONS

    Our business is divided into two segments: research models and biomedical products and services.

RESEARCH MODELS

    Research models are our historical core business and accounted for 61.2% of our 2000 net sales and 65.9% of our 1999 net sales. The business is comprised of the commercial production and sale of animal research models, principally purpose-bred rats, mice and other rodents for use by researchers. We are the commercial leaders in the small animal research model area, supplying rodents for research since 1947. Our research models include:

    - outbred animals, which have genetic characteristics of a random population;

    - inbred animals, which have essentially identical genes;

    - hybrid animals, which are the offspring of two different inbred parents;

    - spontaneous mutant animals, which contain a naturally occurring genetic mutation (such as immune deficiency); and

    - transgenic animals, which contain genetic material transferred from another source.

    With over 130 researcher models, we offer one of the largest selections of small animal models and provide our customers with high volume and high quality production. Our rats, mice and other rodent species such as guinea pigs and hamsters have been and continue to be some of the most extensively used research models in the world, largely as a result of our continuous commitment to innovation and quality in the breeding process. We provide our small animal models to numerous customers around the world, including all major pharmaceutical and biotechnology companies as well as hospitals and academic institutions.

    The use of animal models is critical to both the discovery and development of a new drug. The FDA requires safe and effective testing on two species of animal models, one small and one large, before moving into the clinic for testing on humans. Animal testing is used in order to identify, define characterize and assess the safety of new drug candidates. Increasingly, genetically defined rats and mice are the model of choice in early discovery and development work as a more specifically targeted research tool. Outbred rats are frequently used in safety assessment studies. Our models are also used in life science research within universities, hospitals, and other research institutions. Unlike drug discovery, these uses are governed by the terms of government grants, institutional protocols as well as the scientific inquiry and peer review publication processes. We also provide larger animal models, including miniature swine and primates, to the research community, principally for use in drug development and testing studies.

    We believe that over the next several years, many new research models will be developed and used in biomedical research, such as transgenic models, cloned models with identical genes, knock-out models with one or more disabled genes and models that incorporate or exclude a particular mouse, rat or human gene. These more highly defined and characterized models will allow researchers to further focus their investigations into disease conditions and potential new therapies or interventions. We intend to build upon our position as the leader in transgenic services to expand our presence in this market for higher value models, through internal development, licensing, partnerships and alliances, and acquisitions.

BIOMEDICAL PRODUCTS AND SERVICES

    Our biomedical products and services business consists of our newer, higher-growth operations, which we organize as follows:

    DISCOVERY SERVICES          DEVELOPMENT SERVICES       IN VITRO DETECTION SYSTEMS     VACCINE SUPPORT PRODUCTS
---------------------------  ---------------------------   ---------------------------   ---------------------------
- Transgenic Services        - Drug Safety Assessment      - Endotoxin Detection         - Animal Health
                                                             Systems

- Research Support Services  - Biotech Safety Testing      - BioActivity Software        - Human Health

- Infectious Disease and     - Medical Device Testing
 Genetic Testing

- Contract Site Management

    DISCOVERY SERVICES

    Discovery represents the earliest stages of research and development in the life sciences directed to the identification and selection of a lead compound for future drug development. Discovery is followed by development activities, which are directed at validation of the selected drug candidates. Discovery and development represent most of the pre-clinical activities in drug development.

    Initiated in 1995, the discovery services area of our business addresses the growing need among pharmaceutical and biotechnology companies to outsource the non-core aspects of their drug-discovery activities. These discovery services capitalize on the technologies and relationships developed through our research model business. We currently offer four major categories of discovery services: transgenic services, research support services, infectious disease and genetic testing and contract site management.

    TRANSGENIC SERVICES. In this rapidly growing area of our business, we assist our customers in validating, maintaining, improving, breeding and testing models purchased or created by them for biomedical research activities. While the creation of a transgenic, knock-out or cloned model can be a critical scientific event, it is only the first step in the discovery process. Productive utilization of expertise, model characterization and colony development, genetic characterization, quarantine, embryo cyropreservation, embryo transfer, rederivation, and health and genetic monitoring. We provide these companies to hospitals and universities. We maintain nearly 500 different types of research models for our customers. We expect that the demand for our services will grow as the use of transgenic, knock-out and cloned animal models continues to grow within the research community.

    RESEARCH SUPPORT SERVICES. Our research support services provide advanced or specialized research model studies for our customers. These projects capitalize on our strong research model capabilities and also exploit more recently developed capabilities in protocol development, animal micro-surgery, dosing techniques, drug effectiveness testing and data management and analysis. We believe these services, particularly in oncology and cardiovascular studies, offer added value to our research customers, who rely on our extensive expertise, infrastructure and resources. We also manage under contract a genetically defined, biosecure herd of miniature swine to provide organs for human transplantation research, known as xenotransplantation.

    INFECTIOUS DISEASE AND GENETIC TESTING. We assist our customers in monitoring and analyzing the health and genetics of the research models used in their research protocols. We developed this capability internally by building upon the scientific foundation created by the diagnostic laboratory needs of our research model business. Depending upon a customer's needs, we may serve as its sole source testing laboratory, or as an alternative source supporting its internal laboratory capabilities. We believe that the continued growth in development and utilization of transgenic, knock-out and cloned models will drive our future growth as the reference laboratory of choice for genetic testing of special models.

    CONTRACT SITE MANAGEMENT. Building upon our core capabilities as a leading provider of high quality research models, we manage animal care operations on behalf of government, academic, pharmaceutical and biotechnology organizations. Increasing demand for our services reflects the growing necessity of these large institutions to outsource internal functions or activities that are not critical to the core scientific innovation and discovery process. In addition, we believe that our expertise in managing the laboratory animal environment enhances the productivity and quality of our customers' research facilities. This area leads to additional opportunities for us to provide other products and services to our customers. Site management does not require us to make any incremental investment, thereby generating a particularly strong return.

    DEVELOPMENT SERVICES

    Our development services enable our customers to outsource their non-core drug development activities to us. These activities are typically required for the identification of the lead compound in order to support the regulatory filings necessary to obtain FDA approval. We currently offer development services in three main areas: drug safety assessment, biotech safety testing and medical device testing.

    DRUG SAFETY ASSESSMENT. We offer drug safety assessment services to pharmaceutical, medical device and biotechnology companies that are principally focused on conducting regulatory compliance studies producing data to support FDA submissions. These studies require highly specialized scientific capabilities. We have expertise in conducting critical development studies on new drug candidates and medical devices that use research models, including long- and short-term evaluations of potential new treatments for human or animal disease conditions. We have unique expertise in several areas of safety assessment and are continuously evaluating and selecting new services areas to add to our portfolio. We focus on high-end niches of this market where our scientific capabilities are strongly valued by our customers.

    BIOTECH SAFETY TESTING. We provide specialized non-clinical quality control testing that is frequently outsourced by both pharmaceutical and biotechnology companies. These services allow our customers to determine if the human protein drug candidates, or the process for manufacturing those products, are essentially free of residual biological materials. The bulk of this testing work is required by the FDA for obtaining new drug approval, validation, manufacturing scale-up and biological testing. As more biotechnology drug candidates with stronger potential enter and exit the development pipeline, we expect to continue experience strong demand for these testing services.

    MEDICAL DEVICE TESTING. The FDA requires companies introducing medical devices to test the biocompatibility of any new materials that have not previously been approved for contact with human tissue. We provide a wide variety of medical device testing services from prototype feasibility testing to long-term GLP, or good laboratory practices, studies, primarily in large research models. These services include cardiovascular surgery, biomaterial reactivity studies, orthopedic studies and related laboratory services. We maintain state-of-the-art surgical suites where our skilled professional staff-implement custom surgery protocols provided by our customers.

    IN VITRO DETECTION SYSTEMS

    While we do not foresee significant replacement of animal models from the use of in vitro techniques, we believe that these techniques may offer a strong refinement of complement to animal test systems after the extended period of scientific validation is successfully completed. We intend to pursue this area to the extent alternatives become commercially viable.

    ENDOTOXIN DETECTION SYSTEMS. We are a market leader in endotoxin testing, which is used to test quality control samples of injectable drugs and devices, their components and the processes under which they are manufactured, for the presence of endotoxins. Endotoxins are fever producing pathogens or compounds that are highly toxic to humans when sufficient quantities are introduced into the body. Quality control testing for endotoxin contamination by our customers is an FDA requirement for injectable drugs and devices, and the manufacture of the test kits and reagents is regulated by the FDA as a medical device. Endotoxin testing uses a processed extract from the blood of the horseshoe crab, known as limulus amebocyte lysate, or LAL. The LAL test is the first and only major FDA-validated IN VITRO alternative to an animal model test for testing the safety and efficiency of new drug candidates. The process of extracting blood is not harmful to the crabs, which are subsequently returned to their natural ocean environment. We produce and distribute test kits, reagents, software, accessories, instruments and associated services to pharmaceutical and biotechnology companies for medical devices and other products worldwide. We have filed for a patent relating to our next generation of endotoxin testing technology.

    BIOACTIVITY SOFTWARE. In the life sciences, we have an exclusive strategic alliance with Multicase, Inc. under which we offer their unique database software program. This program allows researchers to evaluate the potential toxicity and pharmacological activity of new chemical compounds. This program uses a proprietary artificial intelligence capability and nearly twenty years of data collected from public sources including the FDA. This IN SILICO, or software, alternative to the use of research animals is in the early stages of commercialization. We expect that bioactivity software that allows researchers to more accurately predict defined outcomes for potential new drug candidates will complement rather that replace the use of research models. We plan to evaluate adding other software tools through licensing and partnerships that allow researchers to improve the efficiency and effectiveness of drug discovery and development.

    VACCINE SUPPORT PRODUCTS

    ANIMAL HEALTH. We are the global leader for the supply of specific pathogen-free, or SPF, chickens and fertile chicken eggs. SPF chicken embryos are used by animal health companies as self-contained "bioreactors" for the manufacturing of live and killed viruses. These viruses are used as a raw material in poultry and potential human vaccine applications. The production of SPF eggs is done under biosecure conditions, similar to our research model production. We have a worldwide presence that includes several SPF egg production facilities in the United States, as well as facilities in Germany and in Australia. We have a joint venture in Mexico and a franchise in India. We also operate a specialized avian laboratory in the United States, which provides in-house testing and support services to our customers.

    HUMAN HEALTH. We are also applying our SPF egg technology to human vaccine markets. We have entered into an agreement with a company that is in the late stages of the FDA approval process for a nasal spray-delivered vaccine for human flu. If FDA-approved and commercially successful, this human flu vaccine may significantly increase demand for our SPF eggs.

CUSTOMERS

    Our customers consist primarily of large pharmaceutical companies, including the 10 largest pharmaceutical companies based on 2000 revenues, as well as biotechnology, animal health, medical device and diagnostic companies and hospitals, academic institutions and government agencies. We have many long-term, stable relationships with our customers as evidenced by the fact that all of our top 20 customers in 1990 remain our customers today.

    During 2000, in both our research models and our biomedical products and services businesses, approximately two-thirds of our sales were to pharmaceutical and biotechnology companies, and the balance were to hospitals, universities and the government. Our top 20 global customers represent only about 30% of our 2000 net sales, with no individual customer accounting for more than 3% of net sales.

SALES, MARKETING AND CUSTOMER SUPPORT

    We sell our products and services principally through our direct sales force. As of December 30, 2000, we had approximately 75 employees engaged in field sales, of which 34 were in the United States, 12 were in Europe and nine were with Charles River Japan. The direct sales force is supplemented by a network of international distributors for some areas of our biomedical products and services business.

    Our internal marketing groups support the field sales staff while developing and implementing programs to create close working relationships with customers in the biomedical research industry. Our web site, www.criver.com, is an effective marketing tool, and has become recognized as a valuable resource in the laboratory animal field by a broad spectrum of industry leaders, recording over 500,000 hits each month. Our website is not incorporated by reference in this Annual Report on Form 10-K.

    We maintain both customer service and technical assistance departments, which service our customers' routine and more specialized needs. We frequently assist our customers in solving problems related to animal husbandry, health and genetics, biosecurity, protocol development and other areas in which our expertise is recognized as a valuable customer resource.

RESEARCH AND DEVELOPMENT

    We do not maintain a fully dedicated research and development staff. Rather, this work is done on an individual project basis or through collaborations with universities or other institutions. Our dedicated research and development spending was $1.4 million in 1998, $0.5 million in 1999 and $0.9 million in 2000. Our approach to developing new products or services is to extend our base technologies into new applications and fields, and to license or acquire technologies to serve as a platform for the development of new businesses that service our existing customer base. Our research and development focus is principally on developing projects that improve our productivity or processes.

INDUSTRY SUPPORT AND ANIMAL WELFARE

    Among the shared values of our employees is a concern for and commitment to animal welfare. We have been in the forefront of animal welfare improvements in our industry, and continue to demonstrate our commitment with special recognition programs for employees who demonstrate an extraordinary commitment in this critical area of our business.

    We support a wide variety of organizations and individuals working to further animal welfare as well as the interests of the biomedical research community. We fund internships in laboratory animal medicine, provide financial support to non-profit institutions that educate the public about the benefits of animal research, and provide awards and prizes to outstanding leaders in the laboratory animal medicine field. One of our businesses dedicates a portion of its net sales, through a royalty, to support similar programs and initiatives.

EMPLOYEES

    As of December 30, 2000, we had approximately 3,500 employees, including over 100 science professionals with advanced degrees including D.V.M.s, Ph.D.s and M.D.s. Our employees are not unionized in the United States, though we are unionized in some European locales, consistent with local custom for our industry. We believe that we have a good relationship with our employees.

COMPETITION

    Our strategy is to be the leader in each of the markets in which we participate. Our competitors are generally different in each of our business and geographic areas.

    In our research models business division, our main competitors include three smaller competitors in North America, several smaller ones in Europe, and two smaller ones in Japan. Of our main United States competitors, two are privately held businesses and the third is a government-financed, non-profit institution. We believe that none of our competitors for research models has our comparable global reach, financial strength, breadth of product and services offerings and pharmaceutical and biotechnology industry relationships.

    We have many competitors in our biomedical products and services business division. A few of our competitors in our biomedical products and services business are larger than we are and may have greater capital, technical or other resources than we do; however, many are smaller and more regionalized. We have a small relative share in the biotech safety testing market, where the market leader is a well-established company, and in medical device testing, where there are many larger competitors.

    We generally compete on the basis of quality, reputation, and availability, which is supported by our international presence with strategically located facilities.

REGULATORY MATTERS

    The Animal Welfare Act governs the treatment of particular species intended for use in research. The AWA imposes a wide variety of specific regulations on producers and users of these species, most notably cage size, shipping conditions and environmental enrichment methods. We comply with licensing and registration requirement standards set by the USDA for handling regulated species, including breeding, maintenance and transportation. However, rats, mice and chickens are not currently regulated under the AWA. As a result, most of our United States small animal research model activities and our vaccine support services operations are not subject to regulation under the AWA. The United States Department of Agriculture, or USDA, has agreed, as part of a settlement of litigation, to propose a change to the regulations issued under the Animal Welfare Act to include rats, mice and birds, including chickens. Our animal production facilities in the United States are accredited by a highly regarded member association known as AAALAC, which maintains standards that often exceed those of the USDA.

    Our biomedical products and services business is also generally regulated by the USDA, and in the case of our endotoxin detection systems, the FDA. Our manufacture of test kits and reagents for endotoxin testing is subject to regulation by the FDA under the authority of the Federal Food, Drug, and Cosmetic Act. We are required to register with the FDA as a device manufacturer and are subject to inspection on a routine basis for compliance with the FDA's Quality System Regulations and Good Manufacturing Practices. These regulations require that we manufacture our products and maintain our documents in a prescribed manner with respect to manufacturing, testing and control activities. In 1999, we received a "warning letter" from the FDA for quality control deficiencies with regard to our Charleston, South Carolina facility. We have since taken corrective action satisfactory to the FDA with respect to these deficiencies.

FACTORS AFFECTING FUTURE OPERATING RESULTS

    This Annual Report on Form 10-K includes forward-looking statements. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from those discussed as a result of various factors, including contaminations at our facilities, changes in the pharmaceutical or biotechnology industries, competition and changes in government regulations or general economic or market conditions. These factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. You should be aware that the occurrence of the events described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" sections and elsewhere in this annual report could harm our business, operating results and financial condition. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors discussed below contained throughout this annual report. We are under no duty to update any of the forward-looking statements after the date of this annual report or to conform these statements to actual results.

INDUSTRY AND MARKET DATA

    In this Annual Report on Form 10-K, we rely on and refer to information and statistics regarding the research model and biomedical products and services industries, and our market share in the sectors in which we compete. We obtained this information and statistics from various third party sources, discussions with our customers and/or our own internal estimates. We believe that these sources and estimates are reliable, but we have not independently verified them.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

IF WE ARE NOT SUCCESSFUL IN SELECTING AND INTEGRATING THE BUSINESSES AND
  TECHNOLOGIES WE ACQUIRE, OUR BUSINESS MAY SUFFER.

    We have recently expanded our business through the PAI and Primedica acquisitions and we plan to continue to grow our business through acquisitions of businesses and technologies and the formation of alliances. However, businesses and technologies may not be available on terms and conditions we find acceptable. Even if completed, acquisitions and alliances involve numerous risks which may include:

    - difficulties and expenses incurred in assimilating operations, services, products or technologies;

    - difficulties in developing and operating new businesses, including diversion of management's attention from other business concerns;

    - the potential loss of key employees of an acquired business and difficulties in attracting new employees to grow businesses;

    - difficulties in assimilating differences in foreign business practices and overcoming language barriers;

    - difficulties in obtaining intellectual property protections and skills that we and our employees currently do not have; and

    - difficulties in achieving business and financial success.

    In the event that the success of an acquired business or technology or an alliance does not meet expectations, we may be required to restructure. We may not be able to successfully integrate acquisitions into our existing business or successfully exploit new business or technologies.

CONTAMINATIONS IN OUR ANIMAL POPULATIONS CAN DAMAGE OUR INVENTORY, HARM OUR
  REPUTATION FOR CONTAMINANT-FREE PRODUCTION AND RESULT IN DECREASED SALES.

    Our research models and fertile chicken eggs must be free of contaminants, such as viruses and bacteria. The presence of contaminants can distort or compromise the quality of research results. Contaminations in our isolated breeding rooms or poultry houses could disrupt our contaminant-free research model and fertile egg production, harm our reputation for contaminant-free production and result in decreased sales.

    Contaminations typically require cleaning up the contaminated room or poultry house. This clean-up results in inventory loss, clean-up and start-up costs, and reduced sales as a result of lost customer orders and credits for prior shipments. These contaminations are unanticipated and difficult to predict. We experienced several material contaminations in our animal populations in 1996 and a few significant contaminations in 1997 that adversely impacted our 1996 and 1997 financial results. Since then, we have made over $8 million in capital expenditures designed to strengthen our biosecurity and have significantly changed our operating procedures. We have not experienced any significant contaminations since 1997.

MANY OF OUR CUSTOMERS ARE PHARMACEUTICAL AND BIOTECHNOLOGY COMPANIES, AND WE ARE
  SUBJECT TO RISKS, UNCERTAINTIES AND TRENDS THAT AFFECT COMPANIES IN THOSE INDUSTRIES.

    Sales of our products and services are highly dependent on research and development expenditures by pharmaceutical and biotechnology companies. We are therefore subject to risks, uncertainties and trends that affect companies in those industries, including government regulation, pricing pressure, technological change and shifts in the focus and scope of research and development expenditures. For example, over the past several years, the pharmaceutical industry has undergone significant mergers and combinations, and many industry experts expect this trend to continue. After recent mergers and combinations, some customers combined or otherwise reduced their research and development operations, resulting in fewer animal research activities. We experienced both temporary disruptions and permanent reductions in sales of our research models to some of these customers. Future mergers and combinations in the pharmaceutical or biotechnology industries, or other industry-wide trends, could adversely affect demand for or pricing of our products.

NEW TECHNOLOGIES MAY BE DEVELOPED, VALIDATED AND INCREASINGLY USED IN BIOMEDICAL
  RESEARCH THAT COULD REDUCE DEMAND FOR SOME OF OUR PRODUCTS AND SERVICES.

    For many years, groups within the scientific and research community have attempted to develop models, methods and systems that would replace or supplement the use of living animals as test subjects in biomedical research. Companies have developed several techniques that have scientific merit, especially in the area of cosmetics and household product testing, markets in which we are not active. Only a few alternative test methods in the discovery and development of effective and safe treatments for human and animal disease conditions have been validated and successfully deployed. The principal validated non-animal test system is the LAL, or endotoxin detection system, a technology which we acquired and have aggressively marketed as an alternative to testing in animals. It is our strategy to participate in some fashion with any non-animal test method as it becomes validated as a research model alternative or adjunct in our markets. However, these methods may not be available to us or we may not be successful in commercializing these methods. Even if we are successful, sales or profits from these methods may not offset reduced sales or profits from research models.

    Alternative research methods could decrease the need for research models, and we may not be able to develop new products effectively or in a timely manner to replace any lost sales. In addition, one of the anticipated outcomes of genomics research is to permit the elimination of more compounds prior to preclinical testing. While this outcome may not occur for several years, if at all, it may reduce the demand for some of our products and services.

THE OUTSOURCING TREND IN THE PRECLINICAL AND NONCLINICAL STAGES OF DRUG
  DISCOVERY AND DEVELOPMENT, MEANING CONTRACTING OUT TO OTHERS FUNCTIONS THAT WERE PREVIOUSLY PERFORMED INTERNALLY, MAY DECREASE, WHICH COULD SLOW OUR GROWTH.

    Some areas of our biomedical products and services business have grown significantly as a result of the increase over the past several years in pharmaceutical and biotechnology companies outsourcing their preclinical and nonclinical research support activities. While industry analysts expect the outsourcing trend to continue for the next several years, a substantial decrease in preclinical and nonclinical outsourcing activity could result in a diminished growth rate in the sales of one or more of our expected higher-growth areas.

OUR BUSINESS MAY BE AFFECTED BY CHANGES IN THE ANIMAL WELFARE ACT AND RELATED
  REGULATIONS WHICH MAY REQUIRE US TO ALTER OUR OPERATIONS.

    The United States Department of Agriculture, or USDA, has agreed, as part of a settlement of litigation, to propose a change to the regulations issued under the Animal Welfare Act to include rats, mice and birds, including chickens. Congress, however, has suspended the USDA's rulemaking authority in this area. The Animal Welfare Act imposes a wide variety of specific regulations on producers and users of regulated species including cage size, shipping conditions and environmental enrichment methods. Depending on whether the final rulemaking in this area includes rats, mice and birds, including chickens, we could be required to alter our production operations. This may include adding production capacity, new equipment and additional employees. We believe that application of the Animal Welfare Act to rats, mice and chickens used in our research model and vaccine support products operations in the United States will not result in loss of net sales, margin or market share, since all U.S. producers and users will be subject to the same regulations. While we do not anticipate that the addition of rats, mice and chickens to the Animal Welfare Act would require significant expenditures, changes to the regulations may be more stringent than we expect and require more significant expenditures. Additionally, if we fail to comply with state regulations, including general anti-cruelty legislation, foreign laws and other anti-cruelty laws, we could face significant civil and criminal penalties.

FACTORS SUCH AS EXCHANGE RATE FLUCTUATIONS AND INCREASED INTERNATIONAL AND U.S.
  REGULATORY REQUIREMENTS MAY INCREASE OUR COSTS OF DOING BUSINESS IN FOREIGN COUNTRIES.

    A significant part of our net sales is derived from operations outside the United States. Our operations and financial results could be significantly affected by factors such as changes in foreign currency rates, uncertainties related to regional economic circumstances and the costs of complying with a wide variety of international and U.S. regulatory requirements.

    Because the sales and expenses of our foreign operations are generally denominated in local currencies, we are subject to exchange rate fluctuations between local currencies and the U.S. dollar in the reported results of our foreign operations. These fluctuations may decrease our earnings. We currently do not hedge against the risk of exchange rate fluctuations.

WE FACE SIGNIFICANT COMPETITION IN OUR BUSINESS, AND IF WE ARE UNABLE TO RESPOND
  TO COMPETITION IN OUR BUSINESS, OUR REVENUES MAY DECREASE.

    We face significant competition from different competitors in each of our business areas. Some of our competitors in biotech safety testing and medical device testing are larger than we are and may have greater capital, technical or other resources than we do. We generally compete on the basis of quality, reputation, and availability of service. Expansion by our competitors into other areas in which we operate, new entrants into our markets or changes in our competitors' strategy could adversely affect our competitive position. Any erosion of our competitive position may decrease our revenues or limit our growth.

NEGATIVE ATTENTION FROM SPECIAL INTEREST GROUPS MAY IMPAIR OUR BUSINESS.

    Our core research model activities with rats, mice and other rodents have not historically been the subject of animal rights media attention. However, the large animal component of our business has been the subject of adverse attention and on-site protests. We closed our small import facility in England due in part to protests by animal right activists, which included threats against our facilities and employees. Future negative attention or threats against our facilities or employees could impair our business.

ONE OF OUR LARGE ANIMAL OPERATIONS IS DEPENDENT ON A SINGLE SOURCE OF SUPPLY,
  WHICH IF INTERRUPTED COULD ADVERSELY AFFECT OUR BUSINESS.

    We depend on a single, international source of supply for one of our large animal operations. Disruptions to their continued supply may arise from export or import restrictions or embargoes, foreign government or economic instability, or severe weather conditions. Any disruption of supply could harm our business if we cannot remove the disruption or are unable to secure an alternative or secondary source on comparable commercial terms.

TAX BENEFITS WE EXPECT TO BE AVAILABLE IN THE FUTURE MAY BE SUBJECT TO
  CHALLENGE.

    In connection with the recapitalization, International's shareholders, CRL Acquisition LLC and Bausch & Lomb Incorporated, or B&L, made a joint election intended to permit us to increase the depreciable and amortizable tax basis in our assets for federal income tax purposes, thereby providing us with expected future tax benefits. In connection with our initial public offering, CRL Acquisition LLC reorganized, terminated its existence as a corporation for tax purposes and distributed a substantial portion of our stock to its members. It is possible that the Internal Revenue Service may contend that this reorganization and liquidating distribution should be integrated with our original recapitalization. We believe that the reorganization and liquidating distribution should not have any impact upon the election for federal income tax purposes. However, the Internal Revenue Service may reach a different conclusion. If the Internal Revenue Service were successful, the expected future tax benefits would not be available and we would be required to write off the related deferred tax asset reflected in our balance sheet by recording a non-recurring tax expense in our results of operations in an amount equal to such deferred tax asset. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE DEPEND ON KEY PERSONNEL AND MAY NOT BE ABLE TO RETAIN THESE EMPLOYEES OR
  RECRUIT ADDITIONAL QUALIFIED PERSONNEL, WHICH WOULD HARM OUR BUSINESS.

    Our success depends to a significant extent on the continued services of our senior management and other members of management. James C. Foster, our Chief Executive Officer since 1992, has held various positions with Charles River for 25 years and became our Chairman last year. We have no employment agreement with Mr. Foster, nor with any other executive officer. If Mr. Foster or other members of management do not continue in their present positions, our business may suffer.

    Because of the specialized scientific nature of our business, we are highly dependent upon qualified scientific, technical and managerial personnel. There is intense competition for qualified personnel in the pharmaceutical and biotechnological fields. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner could harm our business.

DLJ MERCHANT BANKING PARTNERS, II, L.P. AND ITS AFFILIATES HAVE SUBSTANTIAL
  CONTROL OVER OUR COMPANY AND MAY HAVE DIFFERENT INTERESTS THAN THOSE OF OTHER HOLDERS OF OUR COMMON STOCK.

    DLJ Merchant Banking Partners II, L.P. and affiliated funds, which we refer to as the DLJMB Funds, beneficially own approximately 30.0% of International's outstanding common stock. As a result of their stock ownership and contractual rights they received in the recapitalization, these entities have substantial control over our business, policies and affairs, including the power to:

    - elect a majority of International's directors;

    - appoint new management;

    - prevent or cause a change of control; and

    - substantially control any action requiring the approval of the holders of common stock, including the adoption of amendments to our certificate of incorporation and approval of mergers or sales of substantially all of our assets.

    The directors elected by the DLJMB Funds have the ability to control decisions affecting the business and management of our company including our capital structure. This includes the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends. The DLJMB Funds and the directors they appoint may have different interests than those of other holders of International's common stock.

OUR HISTORICAL FINANCIAL INFORMATION MAY NOT BE REPRESENTATIVE OF OUR RESULTS AS
  A SEPARATE COMPANY.

    The historical financial information in this annual report on Form 10-K for the periods prior to the recapitalization may not reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone company during the periods presented or in the future. We made some adjustments and allocations to the historical financial statements in this annual report on Form 10-K because B&L did not account for us as a single stand-alone business for all periods presented. Our adjustments and allocations made in preparing our historical consolidated financial statements may not appropriately reflect our operations during the periods presented as if we had operated as a stand-alone company.

HEALTHCARE REFORM COULD REDUCE OR ELIMINATE OUR BUSINESS OPPORTUNITIES.

    The United States and many foreign governments have reviewed or undertaken healthcare reform, most notably price controls on new drugs, which may adversely affect research and development expenditures by pharmaceutical and biotechnology companies, resulting in a decrease of the business opportunities available to us. We cannot predict the impact that any pending or future healthcare reform proposals may have on our business.

ITEM 2. PROPERTIES

    The following charts provide summary information on our properties. The first chart lists the sites we own, and the second chart the sites we lease. Most of our material leases expire from 2001 to 2005.

                                  SITES--OWNED

COUNTRY                                NO. OF SITES   TOTAL SQUARE FEET        PRINCIPAL FUNCTIONS
-------                                ------------   -----------------   ------------------------------
Belgium..............................        1               16,140       Office, Production
Canada...............................        1               59,194       Office, Production, Laboratory
China................................        1               19,372       Office, Production, Laboratory
France...............................        5              663,689       Office, Production, Laboratory
Germany..............................        3              131,096       Office, Production, Laboratory
Italy................................        1               46,700       Office, Production, Laboratory
Japan................................        2              116,340       Office, Production, Laboratory
United Kingdom.......................        2               58,240       Office, Production, Laboratory
United States........................       23              861,408       Office, Production, Laboratory
                                            --            ---------
Total................................       39            1,972,179
                                            ==            =========

                                 SITES--LEASED

COUNTRY                                NO. OF SITES   TOTAL SQUARE FEET        PRINCIPAL FUNCTIONS
-------                                ------------   -----------------   ------------------------------
Australia............................        1               8,518        Office, Production
Czech Republic.......................        2               8,802        Office, Production, Laboratory
Hungary..............................        2              11,567        Office, Production, Laboratory
Japan................................        6              61,917        Office, Production, Laboratory
Netherlands..........................        1              11,841        Office, Production
Spain................................        1               3,228        Sales Office
Sweden...............................        1               8,072        Sales Office
United States........................       23             586,345        Office, Production, Laboratory
                                            --             -------
Total................................       37             700,291
                                            ==             =======

ITEM 3. LEGAL PROCEEDINGS

    Our operations and properties are subject to extensive foreign and federal, state and local environmental protection and health and safety laws and regulations. These laws and regulations govern, among other things, the generation, storage, handling, use and transportation of hazardous materials and the handling and disposal of hazardous and biohazardous waste generated at our facilities. Under such laws and regulations, we are required to obtain permits from governmental authorities for some of our operations. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. Under some environmental laws and regulations, we could also be held responsible for all of the costs relating to any contamination at our past or present facilities and at third party waste disposal sites. As a result of disputes with federal, state and local authorities and private environmental groups regarding damage to mangrove plants on two islands in the Florida Keys, we agreed to refoliate the islands at our cost. Although we have not been able to completely replant, principally due to the presence of a free-range animal population and storms, we believe that the cost of refoliation will not have a material adverse effect on our business.

    Although we believe that our costs of complying with current and future environmental laws, and our liabilities arising from past or future releases of, or exposure to, hazardous substances will not materially adversely affect our business, results of operations or financial condition, we cannot assure you that they will not do so.

    We are not a party to any other material legal proceedings, other than ordinary routine litigation incidental to our business that is not otherwise material to our business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Information required by this item has been omitted pursuant to General Instruction I of Form 10-K.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Registrant is a wholly-owned subsidiary of Charles River Laboratories International, Inc.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    Information required by this item has been omitted pursuant to General Instruction I of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS FILED FEBRUARY 14, 2001.

OVERVIEW

    We are a leading provider of critical research tools and integrated support services that enable innovative and efficient drug discovery and development. We are the global leader in providing the animal research models required in research and development for new drugs, devices and therapies and have been in this business for more than 50 years.

    We operate in two segments for financial reporting purposes: research models and biomedical products and services. In addition, since services represent over 10% of our net sales, our consolidated financial statements also provide a breakdown of net sales between net sales related to products, which include both research models and biomedical products, and net sales related to services, which reflect biomedical services, and a breakdown of costs between costs of products sold and costs of services provided. The following tables show the net sales and the percentage contribution of our segments, research models and biomedical products and services, for the past three years. They also show costs of products sold and services provided, selling, general and administrative expenses and operating income for both research models and biomedical products and services by segment and as percentages of their respective segment net sales.

                                                                      FISCAL YEAR ENDED
                                                          ------------------------------------------
                                                          DECEMBER 26,   DECEMBER 25,   DECEMBER 30,
                                                              1998           1999           2000
                                                          ------------   ------------   ------------
                                                                    (DOLLARS IN MILLIONS)
Net sales:
Research models.........................................     $144.9         $152.5         $187.7
Biomedical products and services........................       60.2           78.9          118.9

Costs of products sold and services provided:
Research models.........................................     $ 96.1         $ 96.5         $113.3
Biomedical products and services........................       38.2           50.2           73.4

Selling, general and administrative expenses:
Research models.........................................     $ 18.1         $ 22.2         $ 30.9
Biomedical products and services........................        9.7           12.5           18.2

Operating income:
Research models.........................................     $ 30.5         $ 33.7         $ 43.1
Biomedical products and services........................       11.1           14.4           24.1

                                                                      FISCAL YEAR ENDED
                                                          ------------------------------------------
                                                          DECEMBER 26,   DECEMBER 25,   DECEMBER 30,
                                                              1998           1999           2000
                                                          ------------   ------------   ------------
                                                                 (AS A PERCENT OF NET SALES)
Net sales:
Research models.........................................      70.6%          65.9%          61.2%
Biomedical products and services........................      29.4           34.1           38.8

Costs of products sold and services provided:
Research models.........................................      66.3%          63.3%          60.4%
Biomedical products and services........................      63.5           63.6           61.7

Selling, general and administrative expenses:
Research models.........................................      12.5%          14.6%          16.5%
Biomedical products and services........................      16.1           15.8           15.3

Operating income:
Research models.........................................      21.0%          22.1%          23.0%
Biomedical products and services........................      18.4           18.3           20.3

    NET SALES. We recognize revenue with respect to research model sales upon transfer of title, which is when the risks and rewards of ownership pass to the customer. We recognize revenues with respect to services as these services are performed. Over the past three years, unit volume of small animal research models has increased modestly in North America and has decreased modestly in Europe. During the same period, sales in both North America and Europe have increased, principally as a result of price increases and a shift in mix towards higher priced research models. In recent years, we have increased our focus on the sale of specialty research models, such as special disease models, which have contributed to additional sales growth.

    Our customers typically place orders for research models with less than a week's lead time. Meeting such demand requires efficient inventory management and strong customer service support. We improved inventory availability in the last three years through better forecasting and production mix, and most importantly, improved biosecurity, thereby reducing contaminations.

    Biomedical products and services have grown at a compounded rate of 36.3% from 1998 to 2000. Our growth in this business demonstrated our ability to capitalize on our core research model technology and enter into related product development activities undertaken by our customers.

    PRICING. We maintain published list prices for all of our research models, biomedical products and some of our services. We also have pricing agreements with our customers which provide some discounts, usually based on volume. Many of our services are based on customized orders and are priced accordingly. While pricing has been competitive, some of our products are priced at a premium due to the higher quality, better availability and superior customer support that our customers associate with our products.

    BIOSECURITY. Biosecurity is one of our highest operational priorities. Prior breaches of biosecurity have adversely affected our results of operations, and we cannot assure you that future breaches would not materially affect our results of operations. A biosecurity breach typically results in additional expenses from the need to clean up the contaminated room, which in turn results in inventory loss, clean-up and start-up costs, and can reduce net sales as a result of lost customer orders and credits for prior shipments. We experienced a few significant contaminations in 1997 in our isolation rooms for research models and in our poultry houses for vaccine support products. Since January 1, 1997, we have made over $8 million of capital expenditures designed to strengthen our biosecurity, primarily by upgrading our production facilities. In addition, we have made significant changes to our operating procedures for isolation rooms and poultry houses designed to further minimize the risks of contamination, including, for example, increasing the frequency of replacing masks and gowns, and most importantly, increasing awareness and training among our employees. These improvements to our operating procedures increased annual ongoing biosecurity-related expenses by approximately $0.5 million in 1999. While we cannot assure you that we will not experience future significant isolation room or poultry house contaminations in the future, we believe these changes have contributed to our absence of significant contaminations during 1998, 1999 and 2000.

    ACQUISITIONS. Since January 1, 1998, we have successfully acquired and integrated four companies, which contributed $47.4 million in sales in 2000, representing 15.5% of total sales. On September 29, 1999, we acquired Sierra for an initial total purchase price of $23.3 million, including approximately
$17.3 million paid in cash to former shareholders and assumed debt of approximately $6.0 million, which we immediately retired. In addition, we are obligated to pay $2.0 million in additional purchase price due to specified financial objectives being reached by December 30, 2000. The additional consideration was recorded as additional goodwill in the year ended
December 30, 2000. We have also agreed to pay (a) up to $10.0 million in performance-based bonus payments if specified financial objectives are reached in the five years following the acquisition date, with no payment in any individual year to exceed $2.7 million and (b) $3.0 million in retention and non-competition payments contingent upon the continuing employment of specified key scientific and managerial personnel through June 30, 2001. Sierra became part of our drug safety assessment area.

    The $10.0 million in performance-based bonus payments, will, if paid, be expensed during the periods in which it becomes reasonably certain that the financial objectives will be achieved. Approximately $1.4 million of performance-based bonus payments were made on December 31, 2000 and were recorded as compensation expense in the year ended December 30, 2000. We expensed $1.4 million in fiscal 1999 and $1.0 million in fiscal 2000 of the $3.0 million in retention and non-competition payments. The $0.6 million remaining will be expensed ratably through June 2001.

    Effective January 8, 2001 we purchased 100% of the common stock of PAI. We paid consideration of $37 million with respect to this acquisition, consisting of $25 million in cash and a $12 million callable convertible note.

    On February 27, 2001 we acquired Primedica for consideration of approximately $52 million. The consideration is comprised of $26 million in cash, $16.5 million in restricted stock (which we may repurchase through July 1, 2001) and $9.5 million in assumed debt.

    JOINT VENTURES. At December 25, 1999, we had two unconsolidated joint ventures. As of February 28, 2000, we acquired an additional 16% equity interest in one of the joint ventures, Charles River Japan, increasing our ownership interest to 66%. The purchase price for the 16% equity interest was 1.4 billion yen, or $12.8 million, of which 400 million yen, or $3.7 million, was paid by a three-year balloon promissory note secured by a pledge of the purchased interest. The note bears interest at the long-term prime rate in Japan. Charles River Japan is engaged principally in the research model business. Our royalty agreement provides us with 3% of the sales of locally produced research models, and having acquired majority ownership, we have consolidated its operations for financial reporting purposes from the effective date of the acquisition in the first quarter of fiscal 2000. This contributed $36.6 million in sales in 2000. We also receive dividends based on our pro-rata share of net income. Charles River Japan paid dividends prior to the additional equity investment amounted to $0.7 million, $0.8 million and $0.0 million in 1998, 1999 and 2000, respectively. Our other unconsolidated joint venture is Charles River Mexico, an extension of our vaccine support products area, which is not significant to our business.

    ALLOCATION OF COSTS FROM BAUSCH & LOMB. Historically, B&L charged us for some direct expenses, including insurance, information technology and other miscellaneous expenses, based upon actual charges incurred on our behalf. However, these charges and estimates are not necessarily indicative of the costs and expenses which would have resulted had we incurred these costs as a stand-alone entity. The actual amounts of expenses we incur in future periods may vary significantly from these allocations and estimates.

    THE RECAPITALIZATION AND SIERRA ACQUISITION. The recapitalization, which was consummated on September 29, 1999, was accounted for as a leveraged recapitalization and had no impact on the historical basis of our assets and liabilities. The Sierra acquisition was accounted for under the purchase method of accounting with the purchase price allocated to the assets and liabilities of Sierra based on an estimate of their fair value, with the remainder allocated to goodwill. We incurred various costs of approximately $22.6 million (pre-tax) in connection with consummating the recapitalization. We have capitalized and are amortizing the portion of these costs that represents deferred financing costs (approximately $14.4 million) over the life of the related financing. We have charged a portion of the expenses related to the recapitalization (approximately $8.2 million) to retained earnings.

    DEFERRED TAX ASSETS. In conjunction with the recapitalization, CRL Acquisition LLC and B&L made a joint election under section 338(h)(10) of the Internal Revenue Code of 1986, as amended. Such election resulted in a step-up in the tax basis of the underlying assets and a net deferred tax asset of $99.5 million was recorded in the consolidated financial statements. The tax purchase price allocation related to the election was not finalized until the second quarter of 2000, and an adjustment of $4.5 million was recorded in that quarter to reduce the net deferred tax asset balance and capital in excess of par in accordance with the final allocation. In addition, we have used the proceeds from International's initial public offering to repay a portion of our outstanding debt and expect to be more profitable in the future, due to reduced interest costs. We therefore reassessed the need for a valuation allowance associated with the deferred asset balance discussed above and reduced this valuation allowance by $4.8 million. This reduction in valuation allowance was recorded as a tax benefit in the second quarter of 2000. The net deferred tax asset pertaining to the election under section 338(h)(10) of the Internal Revenue Code as of December 30, 2000 of approximately $92.3 million is expected to be realized over 15 years through future tax deductions which are expected to reduce future tax payments. It is possible that the Internal Revenue Service may challenge the availability of the section 338(h)(10) election. If the Internal Revenue Service were successful, the expected future tax benefits from the election would not be available, and we would be required to write off the related deferred tax assets by recording a non-recurring expense in our results of operations in an amount equal to such deferred tax assets. See Note 7 to the consolidated financial statements. We believe that the reorganization and liquidating distribution should not have any impact upon the election for federal income tax purposes. However, the Internal Revenue Service may reach a different conclusion. See "Item 1. Business--Tax benefits we expect to be available in the future may be subject to challenge."

    INITIAL PUBLIC OFFERING. On June 28, 2000 International closed an initial public offering ("the Offering") of 16,100,000 shares of common stock at $16 per share. Net proceeds from the Offering were $235,964. International used part of the proceeds to make a capital contribution to the Company of $122,288. The Company used the contribution plus cash on hand of $300 to repay a portion of its existing debt as described below.

    During the third quarter of 2000, a total of $115,500 of the Company's existing debt, including issuance discounts, was repaid. Premiums totaling $7,088 were paid as a result of the early repayment of a portion of the senior subordinated notes.

RESULTS OF OPERATIONS

    The following table summarizes historical results of operations as a percentage of net sales for the periods shown:

                                                                      FISCAL YEAR ENDED
                                                          ------------------------------------------
                                                          DECEMBER 26,   DECEMBER 25,   DECEMBER 30,
                                                              1998           1999           2000
                                                          ------------   ------------   ------------
Net sales...............................................      100.0%         100.0%         100.0%
Costs of products sold and services provided............       65.5           63.4           60.9
Selling, general and administrative expenses............       16.6           17.2           16.7
Amortization of goodwill and other intangibles..........        0.6            0.8            1.2
Interest income.........................................        0.5            0.2            0.5
Interest expense........................................        0.2            4.3           11.0
Provision for income taxes..............................        6.9            7.0            3.2
Earnings from equity investment.........................        0.8            0.9            0.3
Minority interests......................................         --             --            0.5
                                                              -----          -----          -----
Net income..............................................       11.4%           8.3%           4.7%
                                                              =====          =====          =====

FISCAL 2000 COMPARED TO FISCAL 1999

    NET SALES. Net sales in 2000 were $306.6 million, an increase of $75.2 million, or 32.5%, from $231.4 million in 1999. Results for 2000 and 1999 on a pro forma basis for the strategic transactions, which include the acquisition of Sierra in September 1999 and the acquisition of control of our Japanese joint venture in February 2000, reflect a 10% increase for the year, 12.4% excluding the impact of foreign currencies.

    RESEARCH MODELS. Net sales of research models in 2000 were $187.7 million, an increase of $35.2 million, or 23.1%, from $152.5 million in 1999. Small animal research model sales increased in North America by 12.3% due to continued improved pricing, a shift to higher priced specialty units and an increase in unit volume. Excluding negative currency translation of $7.6 million and the reduction in lab equipment sales of $1.8 million which tends to be variable, European small animal research model sales increased by 3.2%. Small animal research model sales in Japan, which we began consolidating during the first quarter of 2000, were $36.2 million in 2000. We also experienced an increase during 2000 in our large animal import and conditioning business of 5.2%. Our large animal breeding colony in Florida, which was sold in the first quarter of 2000, accounted for $2.8 million of sales in 1999.

    BIOMEDICAL PRODUCTS AND SERVICES. Net sales of biomedical products and services in 2000 were $118.9 million, an increase of $40.0 million, or 50.7%, from $78.9 million in 1999. Sierra contributed $26.8 million of sales growth in 2000 due to the full year impact of its acquisition. The remaining product lines increased 18.3% in total in 2000 primarily due to increased outsourcing by our customers.

    COST OF PRODUCTS SOLD AND SERVICES PROVIDED. Cost of products sold and services provided in 2000 was $186.7 million, an increase of $40.0 million, or 27.3%, from $146.7 million in 1999. Cost of products sold and services provided in 2000 was 60.9% of net sales compared to 63.4% of net sales in 1999.

    RESEARCH MODELS. Cost of products sold and services provided for research models in 2000 was $113.3 million, an increase of $16.8 million, or 17.4%, compared to $96.5 million in 1999. Cost of products sold and services provided in 2000 was 60.4% of net sales compared to 63.3% of net sales in 1999. Cost of products sold and services provided increased at a lower rate than net sales due to increased sales volume resulting in improved capacity utilization.

    BIOMEDICAL PRODUCTS AND SERVICES. Cost of products sold and services provided for biomedical products and services in 2000 was $73.4 million, an increase of $23.2 million, or 46.2%, compared to $50.2 million in 1999. Cost of products sold and services provided as a percentage of net sales in 2000 was 61.7%, an improvement from 63.6% in 1999. The favorable cost of products sold and services provided as a percent of net sales in 2000 is attributable to our increased sales and improved Sierra profitability.

    SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in 2000 were $51.2 million, an increase of $11.4 million, or 28.6%, from $39.8 million in 1999. Selling, general and administrative expenses for 2000 were 16.7% of net sales compared to 17.2% of net sales in 1999.

    RESEARCH MODELS. Selling, general and administrative expenses for research models in 2000 were $30.9 million, an increase of $8.7 million, or 39.2%, compared to $22.2 million in 1999. The $8.7 million increase is mainly due to consolidation of Charles River Japan in the first quarter of 2000 along with a $1.3 million restructuring charge for a plant closing and personnel reductions in one of our small animal research models locations in France. Selling, general and administrative expenses for 2000 were 16.5% of net sales, compared to 14.6% for 1999.

    BIOMEDICAL PRODUCTS AND SERVICES. Selling, general and administrative expenses for biomedical products and services in 2000 were $18.2 million, an increase of $5.7 million, or 45.6%, compared to $12.5 million in 1999. The acquisition of Sierra in the fourth quarter of 1999 accounts for $2.9 million of the increase. Selling, general and administrative expenses in 2000 decreased to 15.3% of net sales, compared to 15.8% of net sales in 1999, due to greater economies of scale realized though our acquisition of Sierra and increased sales.

    UNALLOCATED CORPORATE OVERHEAD. Unallocated corporate overhead, which consists of various corporate expenses, was $2.1 million in 2000 compared to $5.1 million in 1999. Unallocated corporate overhead has decreased mainly due to pension income from favorable investment returns.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles in 2000 was $3.7 million, an increase of $1.7 million from $2.0 million in 1999. The increase was due mainly to the full year effect of the amortization of intangibles from our Sierra acquisition.

    OPERATING INCOME. Operating income in 2000 was $65.1 million, an increase of $22.1 million, or 51.4%, from $43.0 million in 1999. Operating income in 2000 was 21.2% of net sales, compared to 18.6% of net sales in 1999. Operating income increased in total and as a percentage of net sales due to our sales growth, acquisition of Sierra and improved capacity utilization.

    RESEARCH MODELS. Operating income from sales of research models in 2000 was $43.1 million, an increase of $9.4 million, or 27.9%, from $33.7 million in 1999. Operating income from sales of research models in 2000 was 23.0% of net sales, compared to 22.1% in 1999. The increased operating income was attributable to the growth in sales coupled with improved capacity utilization.

    BIOMEDICAL PRODUCTS AND SERVICES. Operating income from sales of biomedical products and services in 2000 was $24.1 million, an increase of $9.7 million, or 67.4%, from $14.4 million in 1999. Operating income from sales of biomedical products and services in 2000 increased to 20.3% of net sales, compared to 18.3% of net sales in 1999. The increase is attributable to our acquisition of Sierra as well as our increased sales.

    INTEREST EXPENSE. Interest expense in 2000 was $33.8 million compared to $9.9 million in 1999. The $23.9 million increase from 1999 was primarily due to the additional debt incurred as a result of the recapitalization which occurred on September 29, 1999 partially offset by the debt repayment in the third quarter.

    INCOME TAXES. The effective tax rate in 2000 excluding the reversal of the deferred tax valuation allowance of $4.8 million was 43.9% as compared to 48.4% in 1999. The impact of leverage in the first half of the year had an unfavorable impact on our tax rate by lowering our pre-tax income, and increasing the impact of the permanent timing differences on the tax rate. The effective tax rate did improve in the last six months. The $4.8 million reversal of the valuation allowance associated with the deferred tax asset, was recorded as a tax benefit in the second quarter of 2000 due to a reassessment of the need for a valuation allowance following International's initial public offering.

    INCOME BEFORE THE EXTRAORDINARY LOSS. Income before the extraordinary loss in 2000 was $22.9 million, an increase of $3.6 million from $19.3 million in 1999. The increase is driven by the increase in operating income and the reversal of the deferred tax valuation allowance, which is partially offset by the full year impact of interest expense.

    EXTRAORDINARY LOSS. We recorded an extraordinary loss of $8.4 million during the third quarter of 2000. The pre-tax loss of $13.0 million is the result of premiums related to the early repayment of debt and the write off of deferred financing costs and issuance discounts associated with the debt repayments, and is recorded net of tax benefits of $4.5 million.

    NET INCOME. Net income in 2000 was $14.5 million, a decrease of $4.8 million from net income of $19.3 million in 1999. The increased income from operations and the reversal of the deferred tax valuation allowance was offset by the extraordinary loss associated with the debt repayment and the full year impact of interest expense.

FISCAL 1999 COMPARED TO FISCAL 1998

    NET SALES. Net sales in 1999 were $231.4 million, an increase of $26.3 million, or 12.8%, from $205.1 million in 1998.

    RESEARCH MODELS. Net sales of research models in 1999 were $152.5 million, an increase of $7.6 million, or 5.2%, from $144.9 million in 1998. Sales increased due to the increase in small animal research model sales in North America and Europe of $7.1 million, resulting from improved pricing, a more favorable product mix (meaning a shift to higher priced units) and an increase in unit volume. We also experienced an increase in the large animal import and conditioning area of $0.6 million, mainly due to pricing.

    BIOMEDICAL PRODUCTS AND SERVICES. Net sales of biomedical products and services in 1999 were $78.9 million, an increase of $18.7 million, or 31.1%, from $60.2 million in 1998. At the beginning of the second quarter of 1998, we made two acquisitions that contributed $3.4 million of this sales growth, and on September 29, 1999, we acquired Sierra which had sales of $5.9 million in the fourth quarter. The remaining increase was due to significant sales increases of transgenic and research support services of $2.9 million and endotoxin detection systems of $2.2 million, and sales from our contract site management services of $1.8 million, primarily due to better customer awareness of our outsourcing solutions.

    COST OF PRODUCTS SOLD AND SERVICES PROVIDED. Cost of products sold and services provided in 1999 was $146.7 million, an increase of $12.4 million, or 9.2%, from $134.3 million in 1998.

    RESEARCH MODELS. Cost of products sold and services provided for research models in 1999 was $96.5 million, an increase of $0.4 million, or 0.4%, compared to $96.1 million in 1998. Cost of products sold and services provided in 1999 was 63.3% of net sales compared to 66.3% of net sales in 1998. Cost of products sold and services provided increased at a lower rate than net sales due to the more favorable product mix and better pricing, as well as improved capacity utilization.

    BIOMEDICAL PRODUCTS AND SERVICES. Cost of products sold and services provided for biomedical products and services in 1999 was $50.2 million, an increase of $12.0 million, or 31.4%, compared to $38.2 million in 1998. Cost of products sold and services provided as a percentage of net sales was essentially unchanged at 63.6% in 1999 compared to 63.5% in 1998.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in 1999 were $39.8 million, an increase of $5.7 million, or 16.7%, from $34.1 million in 1998. Selling, general and administrative expenses in 1999 were 17.2% of net sales compared to 16.6% of net sales in 1998. Selling, general and administrative expenses also included research and development expense of $0.5 million in 1999 compared to $1.4 million in 1998.

    RESEARCH MODELS. Selling, general and administrative expenses for research models in 1999 were $22.2 million, an increase of $4.1 million, or 22.7%, compared to $18.1 million in 1998. Selling, general and administrative expenses in 1999 were 14.6% of net sales, compared to 12.5% in 1998. The increase was attributable to additional worldwide marketing efforts, additional salespeople in the United States and the impact of selling efforts in Europe for ESD, a business acquired at the end of 1998.

    BIOMEDICAL PRODUCTS AND SERVICES. Selling, general and administrative expenses for biomedical products and services in 1999 were $12.5 million, an increase of $2.8 million, or 28.9%, compared to $9.7 million in 1998. Selling, general and administrative expenses in 1999 decreased to 15.8% of net sales, compared to 16.1% of net sales in 1998, due to greater economies of scale.

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

    OPERATING INCOME. Operating income in 1999 was $43.0 million, an increase of $7.7 million, or 21.8%, from $35.3 million in 1998. Operating income in 1999 was 18.6% of net sales, compared to 17.2% of net sales in 1998. Operating income increased in total and as a percentage of net sales for the reasons described above.

    RESEARCH MODELS. Operating income from sales of research models in 1999 was $33.7 million, an increase of $3.2 million, or 10.5%, from $30.5 million in 1998. Operating income from sales of research models in 1999 was 22.1% of net sales, compared to 21.0% in 1998. The increase was attributable to the factors described above.

    BIOMEDICAL PRODUCTS AND SERVICES. Operating income from sales of biomedical products and services in 1999 was $14.4 million, an increase of $3.3 million, or 29.7%, from $11.1 million in 1998. Operating income from sales of biomedical products and services in 1999 decreased to 18.3% of net sales, compared to 18.4% of net sales in 1998. This was primarily due to the acquisition of Sierra and the impact of additional amortization of intangibles.

    OTHER INCOME. We recorded a $1.4 million gain on the sale of two small facilities, one located in Florida, and the other located in the Netherlands, and a charge of $1.3 million for stock compensation expense.

    INTEREST EXPENSE. Interest expense for 1999 was $9.9 million compared to $0.4 million for 1998. The $9.5 million increase was primarily due to the additional debt incurred in the recapitalization.

    INCOME TAXES. The effective tax rate of 48.4% in 1999 as compared to 39.4% in 1998 reflects the remittance of cash dividends of $20.7 million from our foreign subsidiaries which, in turn, were remitted to B&L. The related amounts were previously considered permanently reinvested in the foreign jurisdictions for U.S. income tax reporting purposes. Therefore, we were required to provide additional taxes upon their repatriation to the United States. In addition, in 1999, an election was made by B&L to treat some foreign entities as branches for U.S. income tax purposes. As a result, all previously untaxed accumulated earnings of such entities became immediately subject to tax in the United States. The receipt of the cash dividends from the foreign subsidiaries and the foreign tax elections made resulted in incremental United States taxes of $2.0 million, net of foreign tax credits, in 1999.

    NET INCOME. Net income in 1999 was $19.3 million, a decrease of $4.1 million, or 17.5%, from $23.4 million in 1998. The decrease was attributable to the increased interest expense.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, our principal sources of liquidity were cash flow from operations, borrowings under our credit facility and contributions from International.

    In September 1999, we borrowed $162.0 million under our senior secured credit facility. We simultaneously acquired Sierra for an initial purchase price of $23.3 million including $17.3 million paid to its former stockholders and $6.0 million of assumed debt which we immediately retired.

    Borrowings under the credit facility bear interest at a rate per year equal to a margin over either a base rate or LIBOR. The $30.0 million revolving loan commitment will terminate six years after the date of the initial funding of the credit facility. The revolving credit facility may be increased by up to $25.0 million at our request, which will only be available to us under some circumstances, under the same terms and conditions of the original
$30.0 million revolving credit facility. The term loan facility under the credit facility consists of a $40.0 million term loan A facility and a $120.0 million term loan B facility. The term loan A facility matures six years after the closing date of the facility and the term loan B facility matures eight years after the closing date of the facility. In February, 2001, in connection with the anticipated Primedica acquisition, we amended our credit facility to add a $25 million term C loan facility and to increase the interest rate on the term A loan facility to LIBOR plus 1.75% from LIBOR plus 1.5%. As of January 30, 2001, the interest rate on the term A loan facility was 8.1375%, the interest rate on the term B loan facility was 10.3875%, the interest rate on the term C loan facility was 8.1375% and there was an aggregate of $116.1 million outstanding under our loan facilities. The credit facility contains customary covenants and events of default, including substantial restrictions on our subsidiary's ability to declare dividends or make distributions. The term loans are subject to mandatory prepayment with the proceeds of certain asset sales and a portion of our excess cash flow.

    In February 2000, the 13.5% senior subordinated notes were exchanged for registered notes having the same financial terms and covenants as the notes issued in September 1999. Interest on the notes is payable semi-annually in cash. The notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make particular investments.

    In the third quarter of 2000, we received a capital contribution from our parent company of $122.3 million. We used the contribution to redeem a portion of the outstanding senior subordinated notes, including associated premiums and to repay a portion of our bank debt.

    We anticipate that our operating cash flow, together with borrowings under our credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due.

FISCAL 2000 COMPARED TO FISCAL 1999

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents of Charles River totaled $33.1 million at December 30, 2000 compared with $15.0 million at December 25, 1999. Our principal sources of liquidity were cash flows from operations, borrowings under our credit facilities and cash provided by International's initial public offering.

    Net cash provided by operating activities for the year 2000 was $33.8 million compared to net cash provided of $37.6 million in 1999. Net income for the year 2000 was $14.5 million compared to net income of $19.3 million in 1999. Net income was impacted by the extraordinary loss of $8.4 million net of tax benefits of $4.6 million.

    Net cash used in investing activities during the year 2000 was $14.6 million compared to $34.2 million in 1999. On February 28, 2000, we acquired an additional 16% of the equity (340,840 common shares) of our 50% equity joint venture, Charles River Japan, from Ajinomoto Co., Inc. The purchase price for the equity was 1.4 billion yen or $12.8 million. One billion yen, or $9.2 million was paid at closing and the balance of 400 million yen, or $3.7 million was deferred pursuant to a three year balloon promissory note. In addition, we acquired $3.2 million in cash. In January of 2000 we sold our primate colony in Florida for $7.0 million. In September of 1999 we purchased 100% of the common stock of Sierra for $23.3 million including $17.3 million paid to Sierra's former stockholders and $6.0 million of assumed debt which was immediately retired. Capital expenditures in the year 2000 were $15.6 million compared to $13.0 million in 1999.

    Net cash provided by financing activities during 2000 was $0.8 million compared to cash used of $11.5 million in 1999. We received a capital contribution of $122.3 million from International of which we used
$115.5 million to pay down our existing debt, including issuance discounts, and $7.1 million to pay premiums associated with the early repayment of the debt. During 1999 we also issued $150.0 million units consisting of senior subordinated notes, of which $52.5 million was retired in 2000, with warrants to purchase common stock of International. Furthermore in 1999 we borrowed $162.0 million under our senior secured credit facility and paid off $63.9 million in 2000. Net activity with B&L, our 100% shareholder up until the recapitalization in 1999, was $29.4 million in net payments in 1999.

    We anticipate that our operating cash flows, together with borrowings under our credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due.

FISCAL 1999 COMPARED TO FISCAL 1998

    Cash flows from operating activities in 1999 were $37.6 million compared to $37.4 million in 1998. Net cash used in investing activities in 1999 was $34.2 million compared to $23.0 million in 1998. The increase was primarily due to the acquisition of Sierra for $23.3 million. Capital expenditures in 1999 were $13.0 million versus $11.9 million in 1998.

    Net cash used in financing activities in 1999 was $11.5 million versus
$8.0 million in 1998. The activity in 1999 consisted of payments for deferred financing costs of $14.4 million and transactions costs of $8.2 million associated with the recapitalization. We also paid a dividend of $29.4 million to B&L, and $270,000 to International. The above was offset by the proceeds from the issuance of long-term debt of $309.9 million.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 30, 1999. However, Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of SFAS No. 133," was issued to defer adoption of SFAS No. 133 to fiscal years beginning after June 30, 2000. Based on the analysis prepared by the Company to date, the adoption of this statement will not have a material impact on the Company's results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     INDEX

                                                                PAGE
                                                              --------
CONSOLIDATED FINANCIAL STATEMENTS:
  Report of Independent Accountants.........................      29
  Consolidated Statements of Income for the years ended
    December 26, 1998, December 25, 1999 and December 30,
    2000....................................................      30
  Consolidated Balance Sheets as of December 25, 1999 and
    December 30, 2000.......................................      31
  Consolidated Statements of Cash Flows for the years ended
    December 26, 1998, December 25, 1999 and December 30,
    2000....................................................      32
  Consolidated Statements of Changes in Shareholders' Equity
    for the years ended December 27, 1997, December 26,
    1998, December 25, 1999, and December 30, 2000..........      33
  Notes to Consolidated Financial Statements................      34

FINANCIAL STATEMENT SCHEDULES:
  Schedule II. Valuation and Qualifying Accounts............      57

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Charles River Laboratories, Inc.

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Charles River Laboratories, Inc. and its subsidiaries (the "Company") at December 30, 2000 and December 25, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Boston, Massachusetts

February 9, 2001

                        CHARLES RIVER LABORATORIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                             (DOLLARS IN THOUSANDS)

                                                                          FISCAL YEAR ENDED
                                                              ------------------------------------------
                                                              DECEMBER 26,   DECEMBER 25,   DECEMBER 30,
                                                                  1998           1999           2000
                                                              ------------   ------------   ------------
Net sales related to products...............................    $181,137       $192,406       $229,217
Net sales related to services...............................      23,924         39,007         77,368
                                                                --------       --------       --------
Total net sales.............................................     205,061        231,413        306,585
Costs and expenses
  Cost of products sold.....................................     118,906        121,065        136,161
  Cost of services provided.................................      15,401         25,664         50,493
  Selling, general and administrative.......................      34,142         39,765         51,204
  Amortization of goodwill and intangibles..................       1,287          1,956          3,666
                                                                --------       --------       --------
Operating income............................................      35,325         42,963         65,061
Other income (expense)
  Interest income...........................................         986            536          1,644
  Other income and expense..................................          --             89            390
  Interest expense..........................................        (421)        (9,943)       (33,774)
  Loss from foreign currency, net...........................         (58)          (136)          (319)
                                                                --------       --------       --------
Income before income taxes, minority interests, earnings
  from equity investments and extraordinary item............      35,832         33,509         33,002
Provision for income taxes..................................      14,123         16,214          9,717
                                                                --------       --------       --------
Income before minority interests, earnings from equity
  investments and extraordinary item........................      21,709         17,295         23,285
Minority interests..........................................         (10)           (22)        (1,396)
Earnings from equity investment.............................       1,679          2,044          1,025
                                                                --------       --------       --------
Income before extraordinary item............................      23,378         19,317         22,914
Extraordinary loss net of tax benefit of $4,547.............          --             --         (8,445)
                                                                --------       --------       --------
Net income/(loss)...........................................    $ 23,378       $ 19,317       $ 14,469
                                                                ========       ========       ========

                See Notes to Consolidated Financial Statements.

                        CHARLES RIVER LABORATORIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 25,   DECEMBER 30,
                                                                  1999           2000
                                                              ------------   ------------
ASSETS
  Current assets
    Cash and cash equivalents...............................    $ 15,010       $ 33,129
    Trade receivables, less allowances of $978 and $1,036,
      respectively..........................................      36,293         45,949
    Inventories.............................................      30,534         33,890
    Deferred tax asset......................................         632          2,055
    Due from affiliates.....................................       1,233             83
    Other current assets....................................       5,293          4,631
                                                                --------       --------
      Total current assets..................................      88,995        119,737
  Property, plant and equipment, net........................      85,413        117,001
  Goodwill and other intangibles, less accumulated
    amortization of $7,220 and $10,810, respectively........      36,958         41,893
  Investments in affiliates.................................      21,722          2,442
  Deferred tax asset........................................      95,917         91,371
  Deferred financing costs..................................      14,015          7,979
  Other assets..............................................      14,393         16,529
                                                                --------       --------
      Total assets..........................................    $357,413       $396,952
                                                                ========       ========
LIABILITIES AND SHAREHOLDER'S EQUITY
  Current liabilities
    Current portion of long-term debt.......................    $  3,290       $    231
    Current portion of capital lease obligations............         253            181
    Accounts payable........................................       9,291         10,767
    Accrued compensation....................................      10,792         16,997
    Deferred income.........................................       7,643          5,223
    Accrued liabilities.....................................      18,479         24,187
    Accrued interest........................................       8,935          3,451
    Accrued income taxes....................................       2,738          3,283
                                                                --------       --------
      Total current liabilities.............................      61,421         64,320
  Long-term debt............................................     306,725        201,957
  Capital lease obligations.................................         795            543
  Accrued ESLIRP............................................       8,315         10,116
  Other long-term liabilities...............................       2,469          3,415
                                                                --------       --------
      Total liabilities.....................................     379,725        280,351
                                                                --------       --------
  Commitments and contingencies (Note 11)
  Minority interests........................................         304         13,330
  Shareholders' equity
    Common stock, par value $1 per share, 1,000 shares
      issued................................................           1              1
    Capital in excess of par value..........................     119,470        237,221
    Retained earnings.......................................    (132,158)      (117,689)
    Loans to officers.......................................        (920)          (920)
    Accumulated other comprehensive income..................      (9,009)       (15,342)
                                                                --------       --------
      Total shareholders' equity............................     (22,616)       103,271
                                                                --------       --------
      Total liabilities and shareholders' equity............    $357,413       $396,952
                                                                ========       ========

                See Notes to Consolidated Financial Statements.

                        CHARLES RIVER LABORATORIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                          FISCAL YEAR ENDED
                                                              ------------------------------------------
                                                              DECEMBER 26,   DECEMBER 25,   DECEMBER 30,
                                                                  1998           1999           2000
                                                              ------------   ------------   ------------
CASH FLOWS RELATING TO OPERATING ACTIVITIES
  Net income................................................    $23,378        $ 19,317       $ 14,469
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................     10,895          12,318         16,766
    Amortization of debt issuance costs and discounts.......         --             479          1,690
    Provision for doubtful accounts.........................        181             148            121
    Extraordinary loss, net of tax..........................         --              --          8,445
    Earnings from equity investments........................     (1,679)         (2,044)        (1,025)
    Minority interests......................................         10              22          1,396
    Deferred income taxes...................................     (3,133)          9,278            990
    Stock compensation expense..............................        333             124             --
    Gain on sale of facilities..............................         --          (1,441)            --
    Property, plant and equipment disposals.................         --           1,803          1,243
    Other non-cash items....................................         --             486         (1,021)
  Changes in assets and liabilities
    Trade receivables.......................................     (1,712)         (3,333)        (1,021)
    Inventories.............................................     (1,250)            133         (2,343)
    Due from affiliates.....................................        538            (251)           178
    Other current assets....................................       (241)         (2,911)           682
    Other assets............................................     (4,309)         (1,943)        (4,837)
    Accounts payable........................................      2,853          (2,374)        (1,141)
    Accrued compensation....................................      2,090             868          6,757
    Accrued ESLIRP..........................................        821             570          1,801
    Deferred income.........................................      1,278           4,223         (2,420)
    Accrued interest........................................         --           8,930         (5,556)
    Accrued liabilities.....................................      2,351           3,111           (467)
    Accrued income taxes....................................      5,605         (11,264)          (619)
    Other long-term liabilities.............................       (629)          1,319           (320)
                                                                -------        --------       --------
    Net cash provided by operating activities...............     37,380          37,568         33,768
                                                                -------        --------       --------
CASH FLOWS RELATING TO INVESTING ACTIVITIES
  Proceeds from sale of facilities..........................         --           1,860             --
  Proceeds from sale of animal colony.......................                                     7,000
  Dividends received from equity investments................        681             815             --
  Capital expenditures......................................    (11,909)        (12,951)       (15,565)
  Contingent payments for prior year acquisitions...........       (681)           (841)            --
  Acquisition of businesses net of cash acquired of.........    (11,121)        (23,051)        (6,011)
                                                                -------        --------       --------
      Net cash used in investing activities.................    (23,030)        (34,168)       (14,576)
                                                                -------        --------       --------
CASH FLOWS RELATING TO FINANCING ACTIVITIES
  Dividends to parent.......................................         --        (270,000)            --
  Loans to officers.........................................         --            (920)            --
  Payments of deferred financing costs......................         --         (14,442)          (694)
  Proceeds from long-term debt..............................        199         309,872             --
  Payments on long-term debt and revolving credit
    facility................................................     (1,247)           (252)      (113,400)
  Premiums paid for early retirement of debt................                                    (7,088)
  Capital contribution from parent..........................         --           2,128        122,288
  Payments on capital lease obligations.....................        (48)           (307)          (324)
  Net activity with Bausch & Lomb...........................     (6,922)        (29,415)            --
  Transaction costs.........................................                     (8,168)
                                                                -------        --------       --------
    Net cash used in financing activities...................     (8,018)        (11,504)           782
                                                                -------        --------       --------
  Effect of exchange rate changes on cash and cash
    equivalents.............................................        564          (1,697)        (1,855)
Net change in cash and cash equivalents.....................      6,896          (9,801)        18,119
                                                                -------        --------       --------
Cash and cash equivalents, beginning of year................     17,915          24,811         15,010
                                                                -------        --------       --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................    $24,811        $ 15,010       $ 33,129
                                                                =======        ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for taxes.......................................    $ 4,681        $  4,656       $  8,539
  Cash paid for interest....................................        177             538         37,638

                See Notes to Consolidated Financial Statements.

                        CHARLES RIVER LABORATORIES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                                ACCUMULATED
                                                                   OTHER                     CAPITAL
                                                   RETAINED    COMPREHENSIVE     COMMON     IN EXCESS   LOANS TO
                                         TOTAL     EARNINGS       INCOME         STOCK       OF PAR     OFFICERS
                                        --------   ---------   -------------   ----------   ---------   --------
BALANCE AT DECEMBER 27, 1997..........  $149,364   $ 139,652      $ (8,125)    $       1    $ 17,836     $   0

  Components of comprehensive income
    (net of tax):
    Net income........................    23,378      23,378            --            --          --        --
    Foreign currency translation......     2,839          --         2,839            --          --        --
    Minimum pension liability
      adjustment......................      (400)         --          (400)           --          --        --
                                        --------
        Total comprehensive income....    25,817          --            --            --          --        --
                                        --------
        Net activity with Bausch &
          Lomb........................    (6,922)     (6,922)           --            --          --        --
                                        ========   =========      ========     ==========   ========     =====

BALANCE AT DECEMBER 26, 1998..........  $168,259   $ 156,108        (5,686)    $       1    $ 17,836     $   0
                                        ========   =========      ========     ==========   ========     =====

  Components of comprehensive income
    (net of tax):
    Net income........................    19,317      19,317            --            --          --        --
    Foreign currency translation......    (3,437)         --        (3,437)           --          --        --
    Minimum pension liability
      adjustment......................       114          --           114            --          --        --
                                        --------
        Total comprehensive income....    15,994          --            --            --          --        --
                                        --------
  Net activity with Bausch & Lomb.....   (29,415)    (29,415)           --            --          --        --
  Loans to officers...................      (920)         --            --            --          --      (920)
  Transaction costs...................    (8,168)     (8,168)           --            --          --        --
  Deferred tax asset..................    99,506          --            --            --      99,506        --
  Capital contribution................     2,128          --            --            --       2,128        --
  Dividends...........................  (270,000)   (270,000)
                                        --------   ---------      --------     ----------   --------     -----

BALANCE AT DECEMBER 25, 1999..........  $(22,616)  $(132,158)     $ (9,009)    $       1    $119,470     $(920)
                                        ========   =========      ========     ==========   ========     =====

  Components of comprehensive income
    (net of tax):
    Net earnings......................    14,469      14,469            --            --          --        --
    Foreign currency translation......    (5,300)         --        (5,300)           --          --        --
    Minimum pension liability
      adjustment......................    (1,033)         --        (1,033)           --          --        --
                                        --------
  Total comprehensive income..........     8,136          --            --            --          --        --
                                        --------
  Capital contribution................   122,288          --            --            --     122,288        --
  Deferred tax asset..................    (4,537)                                             (4,537)
                                        --------   ---------      --------     ----------   --------     -----
BALANCE AT DECEMBER 30, 2000..........  $103,271   $(117,689)     $(15,342)    $       1    $237,221     $(920)
                                        ========   =========      ========     ==========   ========     =====

                See Notes to Consolidated Financial Statements.

                        CHARLES RIVER LABORATORIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    For the periods presented in these consolidated financial statements that are prior to September 29, 1999, Charles River Laboratories, Inc. (the "Company") was 100% owned by Bausch & Lomb Incorporated ("B&L"). The assets, liabilities, operations and cash flows relating to the Company were held by B&L and certain of its affiliated entities. As more fully described in Note 3, effective September 29, 1999, pursuant to a recapitalization agreement all assets, liabilities and operations of the Company were contributed to an existing dormant subsidiary which was subsequently renamed Charles River Laboratories, Inc. Under the terms of the recapitalization, the Company became a wholly owned subsidiary of Charles River Laboratories International, Inc. ("International"). These consolidated financial statements include all such assets, liabilities, operations and cash flows as of and for each of the periods presented.

    DESCRIPTION OF BUSINESS

    The Company is a leading provider of critical research tools and integrated support services that enable innovative and efficient drug discovery and development. The Company's fiscal year is the twelve month period ending the last Saturday in December.

    PRINCIPLES OF CONSOLIDATION

    The financial statements include all majority-owned subsidiaries. Intercompany accounts, transactions and profits are eliminated. Affiliated companies over which the Company does not have the ability to exercise control are accounted for using the equity method (Note 10).

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

    INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Costs for primates are accumulated in inventory until the primates are sold.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment, including improvements that significantly add to productive capacity or extend useful life, are recorded at cost, while maintenance and repairs are expensed as incurred. Depreciation is calculated for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets as follows: buildings, 20 to 40 years; machinery and

                        CHARLES RIVER LABORATORIES, INC.

                             (DOLLARS IN THOUSANDS)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) equipment, 2 to 20 years; and leasehold improvements, shorter of estimated useful life or the lease periods.

    INTANGIBLE ASSETS

    Intangible assets are amortized on a straight-line basis over periods ranging from 5 to 20 years. Intangible assets consist primarily of goodwill and customer lists.

    OTHER ASSETS

    Other assets consist primarily of the cash surrender value of life insurance policies, the net value of primate breeders and a defined benefit plan pension asset. During fiscal 2000 the Company sold all of its primate breeders and no longer owns primate breeders. Primate breeders were amortized over 20 years on a straight line basis. Total amortization expense for primate breeders was $323, $300 and $0 for 1998, 1999 and 2000, respectively, and is included in costs of products sold.

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

    STOCK-BASED COMPENSATION PLANS

    As permitted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), the Company accounts for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company adopted FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25 Accounting for Stock Issued to Employees" (FIN 44) in 2000 with no material impact on the results of operations or financial positions of the Company.

    REVENUE RECOGNITION

    Sales are recorded net of returns. The Company adopted Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101) in 2000 with no material impact on the results of operations or financial position of the Company. Revenue is recognized with respect to product sales upon transfer of title when the risk and rewards of ownership pass to the customer. This is generally on delivery of products to the customer's site. Revenues with respect to services are recognized as these services are performed.

    In accordance with the Emerging Issues Task Force final consensus Issue 00-10 "Accounting for Shipping and Handling Revenues and Costs", which requires amounts billed for shipping and handling to be classified as revenues in the statement of operations, the Company has reclassified $11,760,

                        CHARLES RIVER LABORATORIES, INC.

                             (DOLLARS IN THOUSANDS)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
$12,137 and $13,236 in 1998, 1999 and 2000, respectively, to revenues from cost of sales. Shipping and handling costs are recorded as cost of sales in the income statement.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of the Company's significant financial instruments, which include accounts receivable and debt, approximates their fair values at December 25, 1999 and December 30, 2000.

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

    FOREIGN CURRENCY TRANSLATION

    In accordance with the Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," the financial statements of all non-U.S. subsidiaries are translated into U.S. dollars as follows: assets and liabilities at year-end exchange rates; income, expenses and cash flows at average exchange rates; and shareholders' equity at historical exchange rates. The resulting translation adjustment is recorded as a component of accumulated other comprehensive income in the accompanying balance sheet. Exchange gains and losses on foreign currency transactions are recorded as other income or expense.

    CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables from customers within the pharmaceutical and biomedical industries. As these industries have experienced significant growth and its customers are predominantly well established and viable, the Company believes its exposure to credit risk to be minimal.

    COMPREHENSIVE INCOME

    The Company accounts for comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (FAS 130). As it relates to the Company, comprehensive income is defined as net income plus the sum of currency translation adjustments and the change in minimum pension liability (collectively, other comprehensive income), and is presented in the Consolidated Statement of Changes in Shareholders' Equity.

    SEGMENT REPORTING

    In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information"
(FAS 131), the Company discloses financial and descriptive information about an enterprise's reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly

                        CHARLES RIVER LABORATORIES, INC.

                             (DOLLARS IN THOUSANDS)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in two business segments, research models and biomedical products and services.

    PENDING ACCOUNTING PRONOUNCEMENTS

    The Company will be required to adopt FASB Statement No. 133 "Accounting for Derivative Instruments and for Hedging Activities" (FAS 133) in the first quarter of 2001. Based on the analysis prepared by the Company to date, the adoption of this statement will not have a material impact on the Company's results of operations or financial position.

    RECLASSIFICATIONS

    Certain amounts in prior year financial statements and related notes have been reclassified to conform with current year presentation.

2. CHARLES RIVER LABORATORIES INTERNATIONAL, INC.'S INITIAL PUBLIC OFFERING

    On June 28, 2000, the Company's 100% shareholder, Charles River Laboratories International, Inc. closed an initial public offering ("the Offering") of 16,100,000 shares of its common stock at $16 per share. Net proceeds of the Offering were $235,964. Charles River Laboratories International, Inc. used part of the proceeds to make a capital contribution to the Company of $122,288. The Company used the contribution plus cash on hand of $300 to repay a portion of its existing debt as described below.

    During the third quarter of 2000, a total of $115,500 of the Company's existing debt, including issuance discounts, was repaid. Premiums totaling $7,088 were paid as a result of the early repayment of a portion of the senior subordinated notes.

    The sources and uses of cash from the Offering are as follows:

SOURCES OF FUNDS:
Capital contribution from parent............................  $122,288
Cash on hand................................................       300
USES OF FUNDS:
Redemption of senior subordinated notes.....................   (52,500)*
Premium on redemption of principal amount of senior
  subordinated notes........................................    (7,088)
Repayment of term loan A....................................   (14,500)
Repayment of term loan B....................................   (43,500)
Repayment of revolver.......................................    (5,000)
                                                              --------
    Net adjustment to cash..................................  $     --

*   Includes issuance discount.

    An extraordinary loss before tax of $12,992 was recorded due to the payment of premiums relating to the early extinguishment of a portion of the senior subordinated notes ($7,088); and the write off of

                        CHARLES RIVER LABORATORIES, INC.

                             (DOLLARS IN THOUSANDS)

2. CHARLES RIVER LABORATORIES INTERNATIONAL, INC.'S INITIAL PUBLIC OFFERING (CONTINUED) issuance discounts ($679) and deferred financing costs ($5,226). This extraordinary loss has been recorded net of a tax benefit of $4,547.

3. RECAPITALIZATION AND RELATED FINANCING

    On September 29, 1999 CRL Acquisition LLC, an affiliate of DLJ Merchant Banking Partners II, L.P. and affiliated funds ("DLJMB Funds"), consummated a transaction in which it acquired 87.5% of the common stock of Charles River Laboratories, Inc. from B & L for approximately $443 million. This transaction was effected through Charles River Laboratories International, Inc. ("International") and was accounted for as a leveraged recapitalization, which had no impact on the historical basis of assets and liabilities. The transaction did, however, affect the capitalization structure of the Company as further described below. In addition, concurrent with the transaction, and as more fully described in Note 4, the Company purchased all of the outstanding shares of common stock of SBI Holdings, Inc. ("Sierra"), a pre-clinical biomedical services company, for $23.3 million.

    The recapitalization transaction and related fees and expenses were funded as follows:

    - issuance of 150,000 units, each consisting of a $1,000 principal amount of a 13.5% senior subordinated note and one warrant to purchase 7.596 shares of common stock of International;

    - borrowings by the Company of $162.0 million under a new senior secured credit facility;

    - an equity investment in International of $92.4 million;

    - International's issuance of $37.6 million senior discount debentures with warrants; and

    - International's issuance of a $43.0 million subordinated discount note to B&L.

    The Company incurred approximately $14,442 in debt issuance costs related to these transactions. These costs have been capitalized as long-term assets and are being amortized over the terms of the indebtedness. Amortization expense of $426 and $1,503 was recorded in the accompanying combined financial statements for the years ended December 25, 1999 and December 30, 2000, respectively. In addition, the Company also incurred transaction costs of $8,168, which were recorded as an adjustment to retained earnings in 1999.

SENIOR SUBORDINATED NOTES AND WARRANTS

    As part of the recapitalization transaction, the Company issued 150,000 units, each comprised of a $1,000 senior subordinated note and a warrant to purchase 7.596 shares of common stock of Charles River Laboratories International, Inc. for total proceeds of $150,000. The senior subordinated notes will mature on October 1, 2009. The Company allocated the $150,000 offering proceeds between the senior subordinated notes ($147,872) and the warrants ($2,128), based upon the estimated fair value. The discount on the senior subordinated notes is being amortized over the life of the notes and amounted to $53 and $186 in 1999 and 2000, respectively. The portion of the proceeds allocated to the warrants is reflected as a capital contribution in the accompanying consolidated financial statements. Each warrant entitles the holder, subject to certain conditions, to purchase 7.596 shares of common stock of Charles River Laboratories International, Inc. at an exercise price of $5.19 per share of common stock, subject to adjustment under some circumstances. Upon exercise, the holders of warrants would be entitled to

                        CHARLES RIVER LABORATORIES, INC.

                             (DOLLARS IN THOUSANDS)

3. RECAPITALIZATION AND RELATED FINANCING (CONTINUED) purchase 1,139,551 shares of common stock of Charles River Laboratories International, Inc. representing approximately 3.6% of the outstanding shares of stock of Charles River Laboratories International, Inc., on a fully diluted basis as of December 30, 2000. The warrants will be exercisable on or after October 1, 2001 and will expire on October 1, 2009.

    During the third quarter of 2000 the Company used a portion of its capital contribution from International (Note 2) to repay $52,500, including $671 of issuance discount, of the senior subordinated notes. A premium of $7,088 was also paid as a result of the redemption. At December 30, 2000, $96,291 was outstanding.

    As a result of the Offering, the senior subordinated notes are subject to redemption at any time at the option of the issuer at redemption prices set forth in the senior subordinated notes. Interest on the senior subordinated notes accrues at a rate of 13.5% per annum and is paid semiannually in arrears on October 1 and April 1 of each year. The payment of principal and interest on the senior subordinated notes are subordinated in right to the prior payment of all senior debt.

    Upon the occurrence of a change in control, the Company will be obligated to make an offer to each holder of the senior subordinated notes to repurchase all or any part of such holder's senior subordinated notes at an offer price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest. Restrictions under the senior subordinated notes include certain sales of assets, certain payments of dividends and incurrence of debt, and limitations on certain mergers and transactions with affiliates. The Company is also required to maintain compliance with certain covenants with respect to the notes.

    SENIOR SECURED CREDIT FACILITY

    The senior secured credit facility includes a $40,000 term loan A facility, a $120,000 term loan B facility and a $30,000 revolving credit facility. The term loan A facility will mature on October 1, 2005, the term loan B facility will mature on October 1, 2007, and the revolving credit facility will mature on October 1, 2005. Interest on the term loan A and revolving credit facility accrues at either a base rate plus 1.75% or LIBOR plus 3.0%, at the Company's option (8.14% at December 30, 2000). Interest on the term loan B accrues at either a base rate plus 2.50% or LIBOR plus 3.75% (10.39% at December 30, 2000). Interest is paid quarterly in arrears. At December 30, 2000, the Company had no outstanding borrowings on its revolving credit facility. A commitment fee in an amount equal to 0.50% per annum on the daily average unused portion of the revolving credit facility is paid quarterly in arrears. The credit facility requires the Company to remain in compliance with certain financial ratios as well as other restrictive covenants. During the third quarter of 2000 the Company used a portion of its proceeds from the capital contribution from International, (Note 2) to repay $14,500 of the term loan A facility and $43,500 of term loan B facility.

    During the first quarter of 2000 the Company obtained a waiver and amended the credit agreement to allow for the additional 16% equity investment in Charles River Japan (Note 4). In the third quarter of 2000 the Company obtained a waiver and amended the credit agreement to permit the consummation of the initial public offering.

                        CHARLES RIVER LABORATORIES, INC.

                             (DOLLARS IN THOUSANDS)

3. RECAPITALIZATION AND RELATED FINANCING (CONTINUED)
    OTHER FINANCING

    In connection with the acquisition of an additional 16% of its joint venture company, Charles River Japan on February 28, 2000 (Note 4), the Company entered into a 400 million yen (or $3,670) three year promissory note with Ajinomoto Co., Inc. The note is denominated in the Japanese Yen and translated to U.S. dollars for financial statement purposes. The note bears interest at the long term prime rate in Japan and is secured by the additional 16% of shares acquired.

    MINIMUM FUTURE PRINCIPAL REPAYMENTS

    Minimum future principal payments of long-term debt at December 30, 2000 are as follows:


2001........................................................  $    231
2002........................................................       210
2003........................................................     3,821
2004........................................................     3,710
2005........................................................    10,326
Thereafter..................................................   183,890
                                                              --------
Total.......................................................  $202,188
                                                              ========

    The estimated fair values of the senior subordinated notes and the senior secured credit facility at December 30, 2000 approximate recorded book value.

4. BUSINESS ACQUISITIONS AND DISPOSALS

ACQUISITIONS

    The Company acquired several businesses during the three-year period ended December 30, 2000. All acquisitions have been accounted for under the purchase method of accounting. The results of operations of the acquired business are included in the consolidated financial statements from the date of acquisition.

    On February 28, 2000, the Company acquired an additional 16% of the equity (340,840 common shares) of its 50% equity joint venture company, Charles River Japan, from Ajinomoto Co., Inc. The purchase price for the equity was
1.4 billion yen, or $12,844. One billion yen, or $9,174, was paid at closing, and the balance of 400 million yen, or $3,670, was deferred pursuant to a three year balloon promissory note secured by a pledge of the additional 16% of shares. Effective with the acquisition of this additional interest, the Company has control of, and is consolidating, the operations of Charles River Japan. The estimated fair value of the incremental net assets acquired is $6,207. Goodwill of $6,637 has been recorded in the accompanying condensed consolidated interim financial statements and is being amortized over its estimated useful life of 15 years.

    On September 29, 1999, Charles River Laboratories, Inc acquired 100% of the outstanding stock of SBI Holdings, Inc. ("Sierra"), a pre-clinical biomedical services company, for approximately $23,343

                        CHARLES RIVER LABORATORIES, INC.

                             (DOLLARS IN THOUSANDS)

4. BUSINESS ACQUISITIONS AND DISPOSALS (CONTINUED) in cash of which $6,000 was used to repay existing debt. The estimated fair value of assets acquired and liabilities assumed relating to the Sierra acquisition are summarized below:

ALLOCATION OF PURCHASE PRICE:

Net current assets (including cash of $292)................             $ 1,807
Property, plant and equipment..............................               5,198
Other non-current assets...................................                 254
Intangible assets:
    Customer list..........................................   11,491
    Work force.............................................    2,941
    Other identifiable intangibles.........................    1,251
    Goodwill...............................................      852     16,535
                                                              ------    -------
                                                                         23,794
Less long-term liabilities assumed.........................                 451
                                                                        -------
                                                                        $23,343
                                                                        =======

    Goodwill and other intangibles related to the Sierra acquisition are being amortized on a straight-line basis over their established lives, which range from 5 to 15 years. As the transaction was effected through the acquisition of the stock of Sierra, the historical tax basis of Sierra continues and a deferred tax liability and offsetting goodwill of $4,374 were recorded.

    In conjunction with the Sierra acquisition, the Company is obligated to pay additional consideration as of December 30, 2000 of $2,000 to the former shareholders, as Sierra achieved specified financial targets in the year ended December 30, 2000. This additional consideration was recorded as additional goodwill in the year ended December 30, 2000. In addition, during 1998 and 1999, the Company made contingent payments of $681 and $841, respectively, and is obligated to pay $250 as of December 30, 2000, to the former owners of acquired businesses in connection with additional purchase price commitments.

    The Company has agreed to pay up to $10,000 in performance based bonuses to employees if specified financial objectives are reached over the five years following the acquisition of Sierra. At the time these contingencies become probable, the bonuses, if any, are recorded as compensation expense. The Company has entered into employment agreements with certain key scientific and management personnel of Sierra that contain retention and non-competition payments totaling $3,000 to be paid upon their continuing employment with the Company at December 31, 1999 and June 30, 2001. The Company has recorded compensation expense of $1,435 in fiscal 1999 relating to the first payment which was made on December 31, 1999 and $963 in fiscal 2000 relating to the payment due on June 30, 2001. The remaining $602 will be expensed ratably through June 30, 2001.

    On March 30, 1998, the Company acquired 100% of the outstanding stock of Tektagen, Inc. ("Tektagen") for $8,000 and assumed debt equal to approximately $850. Tektagen provides quality control testing and consulting services to the biotechnology and pharmaceutical industries. The purchase price exceeded the fair value of the net assets acquired by approximately $6,600, which is

                        CHARLES RIVER LABORATORIES, INC.

                             (DOLLARS IN THOUSANDS)

4. BUSINESS ACQUISITIONS AND DISPOSALS (CONTINUED) being amortized on a straight line basis over 15 years. In addition, during 1998 the Company acquired an additional biomedical service business and one research model business; the impact of each is considered immaterial to the Company's financial statements taken as a whole.

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

                                                      FISCAL YEAR ENDED
                                          ------------------------------------------
                                          DECEMBER 27,   DECEMBER 25,   DECEMBER 30,
                                              1998           1999           2000
                                          ------------   ------------   ------------
Net sales...............................    $228,613       $247,447       $313,987
Operating income........................      37,917         43,852         67,056
Net income before extraordinary item....      24,094         21,845         23,042
Net income after extraordinary item.....      24,094         21,845         14,597

    DISPOSALS

    The Company had the following disposals during the fiscal year 2000:

    During December of 2000 the Board of Directors approved and announced its plans to close a subsidiary in France. As a result, pre-tax restructuring charges of $1,290 were recorded in selling, general and administrative expenses in the accompanying consolidated income statement for the year ended
December 30, 2000. The major components of the plans are summarized in the table below:

                                                                2000
                                                              --------
Employee separations........................................   $  993
Asset writedowns............................................      212
Other.......................................................       85
                                                               ------
                                                               $1,290
                                                               ======

    The overall purpose of the restructuring charges was to reduce costs and improve profitability by closing excess capacity. Approximately 60 employees are expected to be terminated as a result of this restructuring. As of December 30, 2000 the Company has disposed of assets of $212 and expects to incur the employee separation and other costs in the first quarter of 2001.

    On March 10, 2000 the Company announced the closure of its Shamrock primate import and conditioning business in Small Dole, England. This closure was completed during the second quarter of 2000. The Company does not expect that the animal sales previously made by Shamrock will be significantly affected by the closure. A charge of $751 related to the closure was recorded in selling, general and administrative expenses in the first quarter of 2000. This reserve was fully utilized in the second quarter of 2000.

                        CHARLES RIVER LABORATORIES, INC.

                             (DOLLARS IN THOUSANDS)

4. BUSINESS ACQUISITIONS AND DISPOSALS (CONTINUED)

    During January 2000, the Company sold a product line within its research model business segment. The selling price of $7,000 approximated the net book value of the underlying assets at the time of the sales. In addition the Company had approximately $900 of deferred revenue which related to cash payments received in advance of shipping the research models. Under terms of the sale agreement, the Company is no longer obligated to ship research models and, accordingly, recorded this amount as income in the first quarter of 2000. Fiscal 1999 sales associated with this product line approximated $2,800.

5. SUPPLEMENTAL BALANCE SHEET INFORMATION

    The composition of inventories is as follows:

                                                      DECEMBER 25,   DECEMBER 30,
                                                          1999           2000
                                                      ------------   ------------
Raw materials and supplies..........................     $ 4,196        $ 4,052
Work in process.....................................       1,608            910
Finished products...................................      24,730         28,928
                                                         -------        -------
  Inventories.......................................     $30,534        $33,890
                                                         =======        =======

    The composition of property, plant and equipment is as follows:

                                                      DECEMBER 25,   DECEMBER 30,
                                                          1999           2000
                                                      ------------   ------------
Land................................................    $  7,022       $  9,367
Buildings...........................................      90,730        142,569
Machinery and equipment.............................      82,131         95,407
Leasehold improvements..............................       4,668          5,747
Furniture and fixtures..............................       1,826          1,992
Vehicles............................................       2,689          2,378
Construction in progress............................       4,679          5,102
                                                        --------       --------
                                                         193,745        262,562
Less accumulated depreciation.......................    (108,332)      (145,561)
                                                        --------       --------
  Net property, plant and equipment.................    $ 85,413       $117,001
                                                        ========       ========

    Depreciation and amortization expense for the years ended 1998, 1999, and 2000 was $9,168, $10,062, and $13,099, respectively.

6. LEASES

    CAPITAL LEASES

    The Company has one capital lease for a building and numerous capital leases for equipment. These leases are capitalized using interest rates considered appropriate at the inception of each lease. Assets under capital lease are not significant.

                        CHARLES RIVER LABORATORIES, INC.

                             (DOLLARS IN THOUSANDS)

6. LEASES (CONTINUED)
    Capital lease obligations amounted to $1,048 and $724 at December 25, 1999 and December 30, 2000, respectively, with maturities through 2005 at interest rates ranging from 9.5% to 14.6%. Future minimum lease payments under capital lease obligations at December 30, 2000 are as follows:

2001........................................................   $  289
2002........................................................      282
2003........................................................      442
2004........................................................       12
                                                               ------
Total minimum lease payments................................    1,025
Less amount representing interest...........................     (301)
                                                               ------
Present value of net minimum lease payments.................   $  724
                                                               ======

    OPERATING LEASES

    The Company has various operating leases for machinery and equipment, automobiles, office equipment, land and office space. Rent expense for all operating leases was $5,926 in 2000, $4,453 in 1999, and $3,273 in 1998. Future minimum payments by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more consist of the following at December 30, 2000:

2001........................................................  $ 5,894
2002........................................................    4,740
2003........................................................    3,192
2004........................................................    2,310
2005........................................................    1,812
Thereafter..................................................    5,373
                                                              -------
                                                              $23,321
                                                              =======

7. INCOME TAXES

    In the year ended December 26, 1998 and for the nine-month period ended September 29, 1999, the Company was not a separate taxable entity for federal and state income tax purposes and its income for these periods was included in the consolidated B&L income tax returns. The Company accounted for income taxes for these periods under the separate return method in accordance with FAS 109. Under the terms of the recapitalization agreement, B&L has assumed all income tax consequences associated with the periods through September 29, 1999. Accordingly, all current and deferred income tax attributes reflected in the Company's consolidated financial statements on the effective date of the recapitalization will ultimately be settled by B&L. In line with this the domestic income tax attributes have been included in the net activity with B&L and have been charged off against retained earnings. Foreign subsidiaries are responsible for remitting taxes in their local jurisdictions. Payments associated with periods prior to September 29, 1999 will ultimately be reimbursed by B&L, and this reimbursement will be recorded as an adjustment to retained earnings at the time of such reimbursement.

                        CHARLES RIVER LABORATORIES, INC.

                             (DOLLARS IN THOUSANDS)

7. INCOME TAXES (CONTINUED)
    In addition, in connection with the recapitalization transaction, the Company has elected under Internal Revenue Code Section 338(h)(10) to treat the transaction as a purchase resulting in a step-up in the tax basis of the underlying assets. The election resulted in the recording of a deferred tax asset in 1999, net of valuation allowance, of approximately $99,506, representing the estimated future tax benefits associated with the increased tax basis of its assets. The Company expects to realize the net benefit of the deferred tax asset over a 15 year period. For financial reporting purposes the benefit was treated as a contribution to capital in 1999.

    During the second quarter of 2000, the tax purchase price allocation pertaining to the Section 338(h)(10) election described above was finalized. An adjustment was recorded to reduce the deferred tax asset balance by $5,395 and the related valuation allowance by $858, with the offset of $4,357 being recorded to capital in excess of par in the second quarter of 2000.

    An analysis of the components of income before income taxes and minority interests and the related provision for income taxes is presented below:

                                                                      FISCAL YEAR ENDED
                                                          ------------------------------------------
                                                          DECEMBER 26,   DECEMBER 25,   DECEMBER 30,
                                                              1998           1999           2000
                                                          ------------   ------------   ------------
INCOME BEFORE EQUITY IN EARNINGS OF FOREIGN
  SUBSIDIARIES, INCOME TAXES, MINORITY INTERESTS AND
  EXTRAORDINARY ITEM
  U.S...................................................     $22,364        $17,454        $21,324
  Non-U.S...............................................      13,468         16,055         11,678
                                                             -------        -------        -------
                                                             $35,832        $33,509        $33,002
                                                             =======        =======        =======
INCOME TAX PROVISION
  Current:
    Federal.............................................     $ 7,730        $ 9,522        $    --
    Foreign.............................................       6,171          6,035          5,646
    State and local.....................................       1,833          1,895             --
                                                             -------        -------        -------
      Total current.....................................      15,734         17,452          5,646
                                                             -------        -------        -------
  Deferred:
    Federal.............................................     $  (597)       $(1,347)       $ 8,568
    Foreign.............................................        (887)            53           (447)
    State...............................................        (127)            56         (4,050)
                                                             -------        -------        -------
      Total deferred....................................      (1,611)        (1,238)         4,071
                                                             -------        -------        -------
                                                             $14,123        $16,214        $ 9,717
                                                             =======        =======        =======

    The Company recorded an extraordinary loss before tax of $12,992 on the consummation of the Offering (Note 2). The tax benefit associated with this loss (recorded in the third quarter of 2000) was $4,547.

                        CHARLES RIVER LABORATORIES, INC.

                             (DOLLARS IN THOUSANDS)

7. INCOME TAXES (CONTINUED)
    Deferred taxes, detailed below, recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws.

                                                          DECEMBER 25, 1999        DECEMBER 30, 2000
                                                        ----------------------   ----------------------
                                                         ASSETS    LIABILITIES    ASSETS    LIABILITIES
                                                        --------   -----------   --------   -----------
Current:
  Accruals............................................  $    632     $   --      $ 2,055     $      --
                                                        --------     ------      -------     ---------
                                                             632         --        2,055            --
                                                        --------     ------      -------     ---------
Non-current:
  Goodwill and other intangibles......................   100,345         --       88,531
  Net operating loss and credit carryforwards.........     2,220         --        6,670            --
  Depreciation and amortization.......................       162         --         (626)           --
  Other...............................................       126         --       (1,110)           --
                                                        --------     ------      -------     ---------
                                                         102,853         --       93,465            --
Valuation allowance...................................    (6,936)        --       (2,094)           --
                                                        --------     ------      -------     ---------
                                                          95,917         --       91,371            --
                                                        --------     ------      -------     ---------
Total deferred taxes after valuation allowance........  $ 96,549     $   --      $93,426     $      --
                                                        ========     ======      =======     =========

    As of December 30, 2000, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $11,049 expiring between 2004 and 2020. Additionally, the Company has foreign tax credit carryforwards of $2,320 expiring in 2004 and 2005. As a result of the Offering, the Company expects to be significantly more profitable in the future, due to reduced interest costs. Accordingly, during the second quarter of 2000 the Company reassessed the need for a valuation allowance relating to state income taxes associated with the deferred tax asset balance recorded on the recapitalization transaction discussed above. As a result of this reassessment, $4,762 of the valuation allowance relating to state tax benefits was released in the second quarter of 2000, and recorded as a tax benefit. The Company has recorded the balance of the net deferred tax asset on the belief that it is more likely than not that it will be realized. This belief is based upon a review of all available evidence, including historical operating results, projections of taxable income, and tax planning strategies.

                        CHARLES RIVER LABORATORIES, INC.

                             (DOLLARS IN THOUSANDS)

7. INCOME TAXES (CONTINUED)
    Reconciliations of the statutory U.S. federal income tax rate to effective tax rates are as follows:

                                                                      FISCAL YEAR ENDED
                                                          ------------------------------------------
                                                          DECEMBER 26,   DECEMBER 25,   DECEMBER 30,
                                                              1998           1999           2000
                                                          ------------   ------------   ------------
Tax at statutory U.S. tax rate..........................      35.0%          35.0%           35.0%
Foreign tax rate differences............................       1.6            6.8             3.0
Non-deductible goodwill amortization....................       0.6            0.5             1.2
State income taxes, net of federal tax benefit..........       3.1            3.3             2.8
Change in valuation allowance before extraordinary
  item..................................................        --            1.6           (13.5)
Other...................................................      (0.8)           1.2             0.9
                                                              ----           ----           -----
                                                              39.5%          48.4%           29.4%
                                                              ----           ----           -----

    During the year ended December 25, 1999, substantially all of the accumulated earnings of the Company's foreign subsidiaries through September 29, 1999 were repatriated to the United States to B&L in connection with the recapitalization transaction. Accordingly, a provision for U.S. federal and state income taxes, net of foreign tax credits, has been provided on such earnings in the year ended December 25, 1999. In addition, for periods subsequent to September 29, 1999, the Company elected to treat certain foreign subsidiaries in Germany and the United Kingdom as disregarded entities for U.S. federal and state income tax purpose and, accordingly, is providing for U.S. federal and state income taxes on such earnings. The Company's other foreign subsidiaries have accumulated earnings subsequent to September 29, 1999. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. taxes and withholdings taxes payable to the various foreign countries.

8. EMPLOYEE BENEFITS

    The Company sponsors one defined contribution plan and three defined benefit plans. The Company's defined contribution plan, the Charles River Laboratories Employee Savings Plan, qualifies under section 401(k) of the Internal Revenue Code. It covers substantially all U.S. employees and contains a provision whereby the Company matches employee contributions. The costs associated with the defined contribution plan totaled $498, $588 and $716 in 1998, 1999, and 2000, respectively.

    One of the Company's sponsored defined benefit plans, the Charles River Laboratories, Inc. Pension Plan, is a qualified, non-contributory plan that also covers substantially all U.S. employees. Benefits are based on participants' final average monthly compensation and years of service. Participants' rights vest upon completion of five years of service. The Charles River Japan defined benefit pension plan is a non-contributory plan that covers all employees. Benefits are based upon length of service and final salary.

    Under another defined benefit plan, the Company provides some executives with supplemental retirement benefits. This plan, the Executive Supplemental Life Insurance Retirement Plan or ESLIRP, is generally unfunded and non-qualified under the provisions of the Employee Retirement Income Securities Act of 1974. The Company has, however, taken out several key person life insurance policies

                        CHARLES RIVER LABORATORIES, INC.

                             (DOLLARS IN THOUSANDS)

8. EMPLOYEE BENEFITS (CONTINUED)
with the intention of using its cash surrender value to fund the ESLIRP Plan. At December 30, 2000, the cash surrender value of these policies was $8,595.

    The following table provides reconciliations of the changes in benefit obligations, fair value of plan assets and funded status of the three defined benefit plans. Note that due to Charles River Japan being consolidated with the Company's financial results beginning February 28, 2000, the Charles River Japan pension plan is incorporated into the fiscal year 2000 disclosures below and not included in fiscal year 1999.

                                                                FISCAL YEAR
                                                            -------------------
                                                              1999       2000
                                                            --------   --------
RECONCILIATION OF BENEFIT OBLIGATION
  Benefit/obligation at beginning of year.................  $25,112    $31,045
  Service cost............................................      958      1,386
  Interest cost...........................................    1,738      2,040
  Benefit payments........................................     (738)      (958)
  Actuarial loss (gain)...................................      (73)     3,060
  Effect of foreign exchange..............................       --        (75)
                                                            -------    -------
  Benefit/obligation at end of year.......................  $26,997    $36,498
                                                            =======    =======
RECONCILIATION OF FAIR VALUE OF PLAN ASSETS
  Fair value of plan assets at beginning of year..........  $26,493    $53,600
  Actual return on plan assets............................   24,781     (5,820)
  Employer contributions..................................      259        665
  Benefit payments........................................     (738)      (958)
                                                            -------    -------
  Fair value of plan assets at end of year................  $50,795    $47,487
                                                            =======    =======
FUNDED STATUS
  Funded status...........................................  $23,797    $10,989
  Unrecognized transition obligation......................      423        336
  Unrecognized prior-service cost.........................      (24)       (29)
  Unrecognized gain.......................................  (29,108)   (12,970)
                                                            -------    -------
  Accrued benefit (cost)..................................  $(4,912)   $(1,674)
                                                            =======    =======
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET
  Accrued benefit cost....................................  $(7,237)   $(5,237)
  Intangible asset........................................      215        143
  Accumulated other comprehensive income..................    2,110      3,420
                                                            -------    -------
  Net amount recognized...................................  $(4,912)   $(1,674)
                                                            =======    =======

                        CHARLES RIVER LABORATORIES, INC.

                             (DOLLARS IN THOUSANDS)

8. EMPLOYEE BENEFITS (CONTINUED)
    Key weighted-average assumptions used in the measurement of the Company's benefit obligations are shown in the following table:

                                                      FISCAL YEAR ENDED
                                          ------------------------------------------
                                          DECEMBER 26,   DECEMBER 25,   DECEMBER 30,
                                              1998           1999           2000
                                          ------------   ------------   ------------
Discount rate...........................         7%             7%           6.5%
Expected return on plan assets..........        10%            10%            10%
Rate of compensation increase...........      4.75%          4.75%          4.75%

    The following table provides the components of net periodic benefit cost for the three defined benefit plans for 1998, 1999 and 2000:

                                                                  DEFINED BENEFIT PLANS
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Components of net periodic benefit cost
Service cost................................................   $  795     $  958    $ 1,386
Interest cost...............................................    1,588      1,738      2,040
Expected return on plan assets..............................   (1,901)    (2,623)    (5,132)
Amortization of transition obligation.......................      141        141        154
Amortization of prior-service cost..........................       (3)        (4)        (5)
Amortization of net gain....................................      (85)      (301)    (1,625)
                                                               ------     ------    -------
Net periodic benefit cost...................................   $  535     $  (91)   ($3,182)
                                                               ======     ======    =======

    The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $8,761, $8,315, and $0 at December 25, 1999 and $14,493, $12,312 and $2,780, as of December 30, 2000.

    The Company had an adjusted minimum pension liability of $2,110 ($1,266, net of tax) and $3,420 ($2,299 net of tax) as of December 25, 1999 and December 30, 2000 respectively, which represented the excess of the minimum accumulated net benefit obligation over previously recorded pension liabilities.

9. STOCK COMPENSATION PLANS

    As part of the recapitalization, the equity investors in the recapitalization transaction agreed and committed to establish a stock option plan for the Company, for the purpose of providing significant equity incentives to management. The 1999 Management Incentive Plan (the "1999 Plan") is administered by Charles River Laboratories International Inc.'s Compensation Committee of the Board of Directors. A total of 1,784,384 shares were reserved for the exercise of option grants under the Plan. Awards of 1,726,332 non-qualified stock options, of which 75,958 are currently exercisable, were awarded in the year ended December 25, 1999. Options to purchase shares of Charles River Laboratories International, Inc. granted pursuant to the 1999 Plan are subject to a vesting schedule based on three distinct measures. Certain options vest solely with the passage of time (incrementally over five years so long as the optionee continues to be employed by the Company). The remainder of the options vest over time but contain clauses providing for the acceleration of vesting upon the

                        CHARLES RIVER LABORATORIES, INC.

                             (DOLLARS IN THOUSANDS)

9. STOCK COMPENSATION PLANS (CONTINUED)
achievement of certain performance targets or the occurrence of certain liquidity events. All options expire on September 29, 2009. The exercise price of all of the options initially granted under the Plan is $5.33, the fair value of the underlying common stock at the time of the grant.

    Effective June 5, 2000 the Board of Directors adopted, and Charles River Laboratories International Inc.'s shareholders approved, the 2000 Incentive Plan (the "2000 Plan"), which provides for the grant of incentive and nonstatutory stock options, stock appreciation rights, restricted or unrestricted common stock, and other equity awards. The 2000 Plan has a total of 1,189,000 shares available to be granted. Options to purchase shares of Charles River Laboratories International, Inc. granted pursuant to the 2000 Plan vest incrementally over three years so long as the employee continues to be employed by the Company. All options granted expire on or before December 31, 2010. The exercise price of all the options granted under the 2000 Plan is the fair value of the underlying common stock at the time of grant. A total of 476,300 stock option awards were made under the 2000 Plan in 2000. No awards granted under the 2000 Plan are currently exercisable.

    In conjunction with the 2000 Plan the Board of Directors adopted and Charles River Laboratories International Inc.'s shareholders approved the 2000 Directors Stock Plan ("Directors Plan"), which provides for the grant of both automatic and discretionary nonstatutory stock options to our non-employee directors. Pursuant to the plan, each independent director will be automatically granted an option to purchase 20,000 shares of our common stock on the date he or she is first elected or named a director. On the day or each annual meeting of stockholders, each independent director who served during the prior year will be awarded an option to purchase 4,000 shares of our common stock (pro-rated if the director did not serve for the entire preceding year). The Directors Plan has a total of 100,000 shares available to be granted. Awards of 60,000 stock options, none of which are currently exercisable, were ratified and granted by the Compensation Committee on June 5, 2000. Options to purchase shares of Charles River Laboratories International, Inc. granted pursuant the Directors Plan cliff vest upon the earlier of the first anniversary of the date of grant or the business day prior to the date of the Company's next annual meeting. All options granted expire on June 23, 2005. The exercise price of the options granted under the Directors Plan is $16.00, the fair value of the underlying common stock at the time of grant.

                        CHARLES RIVER LABORATORIES, INC.

                             (DOLLARS IN THOUSANDS)

9. STOCK COMPENSATION PLANS (CONTINUED)

    The following table summarizes stock option activity under the 1999 Plan, the 2000 Plan, and the Directors' Plan:

                                             SHARES        EXERCISE PRICE      WEIGHTED AVERAGE EXERCISE PRICE
                                            ---------   --------------------   -------------------------------
Options outstanding as of December 26,
  1998....................................          0                     --                    --
Options Granted...........................  1,726,332   $               5.33                $ 5.33
Options Exercised.........................          0
Options Canceled..........................          0
                                            ---------
Options outstanding as of December 25,
  1999....................................  1,726,332   $               5.33                $ 5.33
Options Granted...........................    536,300   $       16.00-$27.38                $16.60
Options Exercised.........................          0
Options Canceled..........................     16,500   $              16.00                $16.00
                                            ---------
Options Outstanding as of December 30,
  2000....................................  2,246,132   $        5.33-$27.38                $ 7.94
Options Exercisable as of December 30,
  2000....................................  75,958...   $               5.33                $ 5.33

                                   OPTIONS OUTSTANDING
                        ------------------------------------------                              OPTIONS EXERCISABLE
                                               WEIGHTED AVERAGE                         ------------------------------------
      RANGE OF          OUTSTANDING AS OF   REMAINING CONTRACTURAL   WEIGHTED AVERAGE   EXERCISABLE AS OF   WEIGHTED AVERAGE
   EXERCISE PRICES      DECEMBER 30, 2000        LIFE (YEARS)         EXERCISE PRICE    DECEMBER 30, 2000    EXERCISE PRICE
   ---------------      -----------------   ----------------------   ----------------   -----------------   ----------------
$        5.00-$10.00        1,726,332                 8.7                 $ 5.33             75,958              $5.33
$       10.01-$20.00          491,600                 8.8                 $16.00                  0              $0.00
$       20.01-$30.00           28,200                10.0                 $27.38                  0              $0.00
                            ---------                                     ------                                 -----
                            2,246,132                                     $ 7.94                                 $5.33

    The company accounts for stock-based compensation plans under the provisions of APB 25. Under APB 25, because the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma information regarding net income is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method of that Statement.

    For purposes of this disclosure, the fair value of the fixed option grants were estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants outstanding:

Risk free interest rate.....................................    6.37%
Volatility factor...........................................   49.83%
Weighted average expected life (years)......................       6

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the imput of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially

                        CHARLES RIVER LABORATORIES, INC.

                             (DOLLARS IN THOUSANDS)

9. STOCK COMPENSATION PLANS (CONTINUED)
affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    Had compensation expense for the Company's portion of fixed options been determined consistent with FAS 123, the Company's net income for the years ended December 25, 1999 and December 30, 2000 would have been reduced to the pro forma amounts indicated below:

                                                              1999       2000
                                                            --------   --------
Reported net income.......................................  $19,317    $14,469
Pro forma net income......................................   19,223     13,745

    Until September 29, 1999, employees of the Company participated in a stock option plan sponsored by B&L. As a result of the recapitalization transaction described in Note 2, employees participating in the B&L Stock Option Plan exercised all vested options and were compensated for all unvested options. The Company recorded compensation expense of $1,300 in the fourth quarter of 1999 based upon the amount that B&L compensated these employees. The Company received a capital contribution by B&L for this amount during the fourth quarter of 1999, which has been recorded as part of the net activity with B&L. As management's participation in the B&L plan was discontinued earlier in the year, and the Company has established its own plan based on current facts and circumstances, the historical FAS 123 disclosures relating to the B&L plan are not considered relevant.

10. JOINT VENTURES

    The Company holds investments in several joint ventures. These joint ventures are separate legal entities whose purpose is consistent with the overall operations of the Company and represent geographical expansions of existing markets. For the year ended December 30, 2000 the financial results of three of the joint ventures are consolidated into the Company's results as the Company has the ability to exercise control over these entities. On
February 28, 2000 the Company acquired an additional equity interest in Charles River Japan (Note 4). Upon consummation of the additional equity investment, the Company had control and began consolidating the operations of Charles River Japan. The interests of the outside joint venture partners in these joint ventures has been recorded as minority interests totaling $304 at December 25, 1999 and $13,330 at December 30, 2000.

    Prior to the additional equity investment on February 28, 2000, Charles River Japan was accounted for under the equity method. Charles River Japan is a joint venture with Ajinomoto Co., Inc. and is an extension of the Company's research model business in Japan. Dividends received from Charles River Japan prior to the additional equity investment amounted to $601 in 1998, $815 in 1999, and $0 in 2000. The Company also has another joint venture, Charles River Mexico, which is accounted for under the equity method. Charles River Mexico, an extension of the Company's avian (or bird) business in Mexico, is not significant to the Company's operations.

                        CHARLES RIVER LABORATORIES, INC.

                             (DOLLARS IN THOUSANDS)

10. JOINT VENTURES (CONTINUED)
    Summarized financial statement information for the unconsolidated joint ventures is as follows:

    Note that condensed statement of operations information for the year ended December 30, 2000 includes only two months of Charles River Japan activity and the balance sheet as of December 30, 2000 excludes Charles River Japan.

                                                      FISCAL YEAR ENDED
                                          ------------------------------------------
                                          DECEMBER 26,   DECEMBER 25,   DECEMBER 30,
                                              1998           1999           2000
                                          ------------   ------------   ------------
CONDENSED COMBINED STATEMENTS OF INCOME
  Net sales.............................     $39,798        $44,826        $13,541
  Operating income......................       6,756          7,658          2,922
  Net income............................       3,445          4,221          2,132

                                                      DECEMBER 25,   DECEMBER 30,
                                                          1999           2000
                                                      ------------   ------------
CONDENSED COMBINED BALANCE SHEETS
  Current assets....................................     $20,486        $ 1,180
  Non-current assets................................      39,720          2,932
                                                         -------        -------
                                                         $60,206        $ 4,112
                                                         =======        =======
  Current liabilities...............................     $11,330        $   333
  Non-current liabilities...........................       6,163             42
  Shareholders' equity..............................      42,713          3,737
                                                         -------        -------
                                                         $60,206        $ 4,112
                                                         =======        =======

11. COMMITMENTS AND CONTINGENCIES

    INSURANCE

    The Company maintains insurance for workers' compensation, auto liability, employee medical and general liability. The per claim loss limits are $250, with annual aggregate loss limits of $1,500. Related accruals were $2,813 and $3,461 on December 25, 1999 and December 30, 2000, respectively. Separately, the Company has provided a letter of credit in favor of the insurance carriers in the amount of $350.

    LITIGATION

    Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements. The most potentially significant claim is described below.

    The Company is currently under a court order issued in June 1997 to remove its primate operations from two islands located in the Florida Keys. The mandate asserts that the Company's operations have contributed to the defoliation of some protected plant life. The Company continues to

                        CHARLES RIVER LABORATORIES, INC.

                             (DOLLARS IN THOUSANDS)

11. COMMITMENTS AND CONTINGENCIES (CONTINUED) hold discussions with the state of Florida authorities regarding the extent of refoliation required on the islands and believes the reserves recorded in the accompanying consolidated financial statements are sufficient to provide for the estimated exposure in connection with the refoliation. The Company has provided a letter of credit in regards to the completion of the refoliation on the island for $350.

12. RELATED PARTY TRANSACTIONS

    As more fully described in Note 3, the Company completed a recapitalization in September 1999 and became a stand-alone entity. Until the recapitalization, the Company historically had operated autonomously from B&L. Some costs and expenses including insurance, information technology and other miscellaneous expenses were charged by B&L to the Company on a direct basis, however, management believes these charges were based upon assumptions that were reasonable under the circumstances. These charges and estimates are not necessarily indicative of the costs and expenses which would have resulted had the Company incurred these costs as a separate entity. Charges of approximately $250 and $88 for these items are included in costs of products sold and services rendered and selling, general and administrative expense in the accompanying consolidated financial statements for the years ended 1998 and for the nine months ended 1999, respectively. The Company does not expect its stand-alone costs to be significantly different from the historical costs allocated by B&L due to the autonomy with which the Company operated.

    As more fully described in Note 3, the accompanying consolidated financial statements include a line item "net activity with Bausch and Lomb" which comprises the above referenced intercompany allocations, net distributions made by the Company to B&L, and settlements with B&L as a result of the recapitalization.

    On October 11, 1999 the Company loaned to certain officers $920 to purchase stock in Charles River International, Inc. through CRL Acquisition LLC. These loans are full recourse and bear interest at a rate of 6.75%. The underlying stock is pledged as collateral for the loans. The year-end balance of $920 is classified as a reduction from shareholders equity.

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

    The following table presents sales and other financial information by geography for the years 1998, 1999 and 2000. Included in the other non-U.S. category below are the Company's operations located in Canada, China, Germany, Italy, Netherlands, United Kingdom, Australia, Belgium, Czech Republic, Hungary, Spain and Sweden. Sales to unaffiliated customers represent net sales originating in entities

                        CHARLES RIVER LABORATORIES, INC.

                             (DOLLARS IN THOUSANDS)

13. GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION (CONTINUED) physically located in the identified geographic area. Long-lived assets include property, plant and equipment, goodwill and intangibles, other investments and other assets.

                                                                              OTHER NON
                                               U.S.      FRANCE     JAPAN       U.S.      CONSOLIDATED
                                             --------   --------   --------   ---------   ------------
1998
  Sales to unaffiliated customers..........  $122,267   $27,968        N/A     $54,826      $205,061
  Long-lived assets........................    76,289    12,751        N/A      23,743       112,783
1999
  Sales to unaffiliated customers..........  $144,617   $30,523        N/A     $56,273      $231,413
  Long-lived assets........................   103,261    12,234        N/A      20,191       135,686
2000
  Sales to unaffiliated customers..........  $192,919   $28,474    $36,624     $48,568      $306,585
  Long-lived assets........................   118,271    10,618    $39,720      17,235       185,844

    The Company's product line segments are research models and biomedical products and services. The following table presents sales and other financial information by product line segment for the fiscal years 1998, 1999 and 2000. Sales to unaffiliated customers represent net sales originating in entities primarily engaged in either provision of research models or biomedical products and services. Long-lived assets include property, plant and equipment, goodwill and intangibles, other investments, and other assets.

                                                  1998       1999       2000
                                                --------   --------   --------
Research models
  Net sales...................................  $144,841   $152,494   $187,643
  Operating income............................    30,517     33,663     43,067
  Total assets................................   180,983    269,034    300,107
  Depreciation and amortization...............     5,534      8,008      9,840
  Capital expenditures........................     8,127      6,983      7,502

Biomedical products and services
  Net sales...................................  $ 60,220   $ 78,919   $118,942
  Operating income............................    11,117     14,428     24,103
  Total assets................................    53,271     90,062     96,845
  Depreciation and amortization...............     5,361      4,310      6,926
  Capital expenditures........................     3,782      5,968      8,063

    A reconciliation of segment operating income to consolidated operating income is as follows:

                                                      FISCAL YEAR ENDED
                                          ------------------------------------------
                                          DECEMBER 26,   DECEMBER 25,   DECEMBER 30,
                                              1998           1999           2000
                                          ------------   ------------   ------------
Total segment operating income..........     $41,634        $48,091        $67,170
Unallocated corporate overhead..........      (6,309)        (5,128)        (2,109)
                                             -------        -------        -------
Consolidated operating income...........     $35,325        $42,963        $65,061
                                             =======        =======        =======

                        CHARLES RIVER LABORATORIES, INC.

                             (DOLLARS IN THOUSANDS)

13. GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION (CONTINUED)
    A summary of identifiable long-lived assets of each business segment at year end is as follows:

                                                      DECEMBER 25,   DECEMBER 30,
                                                          1999           2000
                                                      ------------   ------------
Research Models.....................................    $ 69,257       $117,046
Biomedical Products and Services....................      66,429         68,798
                                                        --------       --------
                                                        $135,686       $185,844
                                                        ========       ========

14. SUBSEQUENT EVENTS (UNAUDITED)

    Effective January 8, 2001 we purchased 100% of the common stock of Pathology Associates International Corporation ("PAI"). Consideration of $37,000 was paid with respect to this acquisition, consisting of $25,000 in cash and a $12,000 callable convertible note. The convertible note has a five year term and bears interest at 2% per annum. Under certain conditions the note is convertible into shares of the Company's common stock at a premium to the Company's stock price on the date the note was issued. This acquisition will be recorded as a purchase business combination.

    On February 27, 2001 we acquired Primedica Corporation for consideration of approximately $52,000. The consideration was comprised of $26,000 in cash, $16,500 in restricted stock and $9,500 in assumed debt. This acquisition will be recorded as a purchase business combination. In connection with the anticipated Primedica acquisition the Company amended its credit facility to add a $25,000 term C loan and to increase the interest rate on the term A loan facility.

    On March 21, 2001, Charles River Laboratories International, Inc., our parent company, consummated a public offering of 3,500,000 shares of its common stock, at a price of $19.00 per share. In the offering 4,550,000 shares of common stock, which included the exercise of the underwriters' over-allotment option of 1,050,000 shares, were also sold by existing shareholders. Charles River Laboratories International, Inc. has 40,127,642 shares of common stock outstanding after this offering, which includes those shares issued as a result of the Primedica acquisition, and received net proceeds of approximately $62,500. The proceeds will be used to repay a portion of debt, retire obligations incurred in connection with recent acquisitions and for general corporate purposes.

                         FINANCIAL STATEMENT SCHEDULES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                        CHARLES RIVER LABORATORIES, INC.
                         INCOME TAX VALUATION ALLOWANCE

                                                  CHARGED
                                     BALANCE AT   TO COSTS   CHARGED                                              BALANCE
                                     BEGINNING      AND      TO OTHER                                            AT END OF
                                     OF PERIOD    EXPENSES   ACCOUNTS   DESCRIPTION   DEDUCTIONS   DESCRIPTION    PERIOD
                                     ----------   --------   --------   -----------   ----------   -----------   ---------
                                                                    (DOLLARS IN THOUSANDS)
FOR THE YEAR ENDED DECEMBER 30,
2000
Income Tax Valuation Allowance.....    $6,936      $  778               Provisions     $(5,620)     Releases      $2,094

FOR THE YEAR ENDED DECEMBER 25,
1999
Income Tax Valuation Allowance.....    $1,766      $5,170               Provisions         $--                    $6,936

FOR THE YEAR ENDED DECEMBER 26,
1998
Income Tax Valuation Allowance.....    $1,766         $--               Provisions         $--                    $1,766

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                  CHARGED
                                     BALANCE AT   TO COSTS   CHARGED                                              BALANCE
                                     BEGINNING      AND      TO OTHER                                            AT END OF
                                     OF PERIOD    EXPENSES   ACCOUNTS   DESCRIPTION   DEDUCTIONS   DESCRIPTION    PERIOD
                                     ----------   --------   --------   -----------   ----------   -----------   ---------
                                                                    (DOLLARS IN THOUSANDS)
FOR THE YEAR ENDED DECEMBER 30,
2000                                                                                               Recoveries/
Allowance for Doubtful Accounts....      $978        $535               Provisions       $(477)    Write-offs     $1,036

FOR THE YEAR ENDED DECEMBER 25,
1999                                                                                               Recoveries/
Allowance for Doubtful Accounts....      $898        $324               Provisions       $(244)    Write-offs       $978

FOR THE YEAR ENDED DECEMBER 26,
1998                                                                                               Recoveries/
Allowance for Doubtful Accounts....      $688        $265               Provisions        $(55)    Write-offs       $898

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this Item has been omitted pursuant to General Instruction I of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

    Information required by this Item has been omitted pursuant to General Instruction I of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information required by this Item has been omitted pursuant to General Instruction I of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information required by this Item has been omitted pursuant to General Instruction I of Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K

ITEM 14(A).

    The following documents are filed as part of this annual report on Form 10-K.

ITEM 14(A)(1) AND (2).

    See "Index to Consolidated Financial Statements and Financial Statement Schedules" at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

ITEM 14(A)(3)  EXHIBITS

    The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
          2.1           Recapitalization Agreement, dated as of July 25, 1999, among
                          Charles River Laboratories, Inc., Charles River
                          Laboratories International, Inc. (formerly known as
                          Endosafe, Inc.), Bausch & Lomb Incorporated, and other
                          parties listed therein (Filed as Exhibit 2.1). (6)
          2.2           Amendment No. 1 to Recapitalization Agreement, dated as of
                          September 29, 1999 by Bausch & Lomb Incorporated and CRL
                          Acquisition LLC (Filed as Exhibit 2.2). (6)
          2.3           Agreement and Plan of Reorganization, dated as of June 6,
                          2000, among Charles River Laboratories International,
                          Inc., CRL Acquisition LLC and B&L CRL, Inc. (Filed as
                          Exhibit 2.3). (2)
          2.4           Stock Purchase Agreement by and among Pathology Associates
                          International Corporation, Science Applications
                          International Corp., and Charles River Laboratories, Inc.
                          dated December 21, 2000 (Filed as Exhibit 2.4). (1)
          2.5           Stock Purchase Agreement by and among Charles River
                          Laboratories, Inc., Primedica Corporation, TSI
                          Corporation, and Genzyme Transgenics Corporation (Filed as
                          Exhibit 2.5). (1)
          3.1           Certificate of Incorporation of Charles River Laboratories,
                          Inc. (Filed as Exhibit 3.1.1). (6)
          3.2           By-laws of Charles River Laboratories, Inc. (Filed as
                          Exhibit 3.1.2). (6)
          4.1           Amended and Restated Investors' Agreement, dated as of
                          June 20, 2000, among Charles River Laboratories
                          International, Inc. and the shareholders named therein
                          (Filed as Exhibit 4.2). (2)
          4.2           Indenture, dated as of September 29, 1999 between Charles
                          River Laboratories, Inc. and the Trustee (Filed as Exhibit
                          4.2).(6)
          4.3           Form of new note (included in Exhibit 4.2) (Filed as Exhibit
                          4.3).(6)
         10.1           Amended and Restated Credit Agreement, dated as of
                          February 2, 2001, among Charles River Laboratories, Inc.,
                          the various financial institutions, Union Bank of
                          California, N.A., Credit Suisse First Boston, and National
                          City Bank (Filed as Exhibit 10.1). (1)
         10.4           Joint Venture Agreement between Ajinomoto Co., Inc. and
                          Charles River Breeding Laboratories, Inc. dated June 24,
                          1981, and ancillary agreements, amendments and addendums
                          (Filed as Exhibit 10.6). (6)
         10.5           Supply Agreement between Merck & Co., Inc. and Charles River
                          Laboratories, Inc. dated September 30, 1994 (Filed as
                          Exhibit 10.7). (6)
         10.6           Amended and Restated Stock Purchase Agreement among Charles
                          River Laboratories, Inc. and SBI Holdings, Inc. and its
                          stockholders dated September 4, 1999 (Filed as
                          Exhibit 10.8 ). (6)
         10.7           Ground Lease between HIC Associates (Lessor) and Charles
                          River Laboratories, Inc. (Lessee) dated June 5, 1992; Real
                          Estate Lease between Charles River Laboratories, Inc.
                          (Landlord) and Charles River Partners L.P. (Tenant) dated
                          December 22, 1993; and Assignment and Assumption Agreement
                          between Charles River Partners, L.P. (Assignor) and
                          Wilmington Partners L.P. (Assignees) dated December 22,
                          1993 (Filed as Exhibit 10.9). (6)
         10.8           Amended and Restated Distribution Agreement between Charles
                          River BRF, Inc., Charles River Laboratories, Inc.,
                          Bioculture Mauritius Ltd. and Marry Ann and Owen
                          Griffiths, dated December 23, 1997 (Filed as
                          Exhibit 10.10). (6)
         10.9           Supply Agreement between Sierra Biomedical, Inc. and
                          Scientific Resources International, Ltd., dated March 18,
                          1997 (Filed as Exhibit 10.11). (6)
         10.10          Severance Agreement between Charles River Laboratories, Inc.
                          and Real H. Renaud dated January 20, 1992 (Filed as
                          Exhibit 10.10). (2)+

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
         10.11          1999 Charles River Laboratories Officer Separation Plan
                          (Filed as Exhibit 10.11). (2)+
         10.12          Form of Agreement and Release among Bausch & Lomb,
                          Incorporated, Charles River Laboratories, Inc. and the
                          named executive officers dated as of July 25, 1999 (Filed
                          as Exhibit 10.12). (2)+
         10.13          1999 Management Incentive Plan (Filed as
                          Exhibit 10.1). (5)+
         10.14          2000 Incentive Plan (Filed as Exhibit 10.14). (2)+
         10.15          2000 Directors Stock Plan (Filed as Exhibit 10.15). (2)+
         10.16          Form of Indemnification Agreement (Filed as
                          Exhibit 10.16). (2)+

------------------------

(1) Previously filed as an exhibit to, and incorporated herein by reference from, the Charles River Laboratories International, Inc. Registration Statement on Form S-3 (File No. 333-55670), as amended, filed February 15, 2001.

(2) Previously filed as an exhibit to Amendment No. 2 to the Charles River Laboratories International, Inc. Registration Statement on Form S-1 (File No. 333-35524), as amended, filed June 23, 2000.

(3) Previously filed as an exhibit to Charles River Laboratories International, Inc. Registration Statement on Form S-1 (File No. 333-92383), as amended, filed December 8, 1999.

(4) Previously filed as an exhibit to the Charles River Laboratories International, Inc. Registration Statement on Form S-1 (File No. 333-35524) filed April 25, 2000.

(5) Previously filed as an exhibit to the Charles River Laboratories International, Inc. Quarterly Report on Form 10-Q filed May 9, 2000.

(6) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-91845), as amended, filed December 12, 1999.

+  Management contract or compensatory plan, contract or arrangement.

    Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

    ITEM 14(B)  REPORTS ON FORM 8-K

    The Company filed with the Securities and Exchange Commission on December 22, 2000 a Current Report on Form 8-K for the purpose of furnishing a press release announcing the signing of a definitive agreement to acquire Pathology Associates International Corporation from Science Applications International Corporation for $37 million.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CHARLES RIVER LABORATORIES, INC

                                    By:  /s/ THOMAS F. ACKERMAN                      Date:
                                         ---------------------------------
                                         Thomas F. Ackerman
                                         Senior Vice President and
                                         Chief Financial Officer
                                                                                            March 30, 2001
                                                                                            --------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

SIGNATURES                                     TITLE                                  DATE
----------                                     -----                                  ----
By:   /s/ JAMES C. FOSTER                      President, Chief Executive Officer       March 30, 2001
      --------------------------------         and Chairman
      James C. Foster

By:   /s/ THOMAS F. ACKERMAN                   Senior Vice President                    March 30, 2001
      --------------------------------         and Chief Financial Officer
      Thomas F. Ackerman

By:   /s/ ROBERT CAWTHORNE                     Director                                 March 30, 2001
      --------------------------------
      Robert Cawthorne

By:   /s/ STEPHEN D. CHUBB                     Director                                 March 30, 2001
      --------------------------------
      Stephen D. Chubb

By:   /s/ THOMPSON DEAN                        Director                                 March 30, 2001
      --------------------------------
      Thompson Dean

By:   /s/ STEPHEN C. MCCLUSKI                  Director                                 March 30, 2001
      --------------------------------
      Stephen C. McCluski

SIGNATURES                                     TITLE                                  DATE
----------                                     -----                                  ----
By:   /s/ REID S. PERPER                       Director                                 March 30, 2001
      --------------------------------
      Reid S. Perper

By:   /s/ DOUGLAS E. ROGERS                    Director                                 March 30, 2001
      --------------------------------
      Douglas E. Rogers

By:   /s/ SAMUEL THIER                         Director                                 March 30, 2001
      --------------------------------
      Samuel Thier

By:   /s/ WILLIAM WALTRIP                      Director                                 March 30, 2001
      --------------------------------
      William Waltrip

By:   /s/ HENRY C. WENDT                       Director                                 March 30, 2001
      --------------------------------
      Henry C. Wendt