Form 10-Q
period 2001-09-29
CHARLES RIVER LABORATORIES INC
filed 2001-11-08
CIK 1097797

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of October 31, 2001 there were 1,000 shares of the registrant's common stock outstanding

CHARLES RIVER LABORATORIES, Inc.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2001

Table of Contents

		Page
Part I. Financial Information
Item 1.	Financial Statements:
	Condensed Consolidated Statements of Income (Unaudited) for the three months ended September 29, 2001 and September 23, 2000	3
	Condensed Consolidated Statements of Income (Unaudited) for the nine months ended September 29, 2001 and September 23, 2000	4
	Condensed Consolidated Balance Sheets as of September 29, 2001 (Unaudited) and December 30, 2000	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 29, 2001 and September 23, 2000	6
	Notes to Unaudited Condensed Consolidated Interim Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Part II. Other Information
Item 6.	Exhibits and Reports on Form 8-K	23
	Signature	23

CHARLES RIVER LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 23, 2000
(dollars in thousands)

	Three Months Ended
	September 29, 2001	September 23, 2000
Net sales related to products	$64,094	$56,427
Net sales related to services	59,591	19,166

Total net sales	123,685	75,593
Costs and Expenses
Cost of products sold	38,050	33,348
Cost of services provided	42,424	12,341
Selling, general and administrative	17,016	11,124
Amortization of goodwill and intangibles	2,183	932

Operating income	24,012	17,848
Other income (expense)
Interest income	360	960
Interest expense	(5,456)	(7,794)
Other income (expense)	83	(406)

Income before income taxes, minority interests, earnings from equity investments and extraordinary item	18,999	10,608
Provision for income taxes	6,677	4,726

Income before minority interests, earnings from equity investments and extraordinary item	12,322	5,882
Minority interests	(643)	(451)
Earnings from equity investments, net of tax	126	133

Income before extraordinary item	11,805	5,564
Extraordinary loss, net of tax benefit of $691 and $4,547	(1,284)	(8,445)

Net Income (loss)	$10,521	$(2,881)

See Notes to Condensed Consolidated Financial Statements

CHARLES RIVER LABORATORIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 23, 2000
(dollars in thousands)

	Nine Months Ended
	September 29, 2001	September 23, 2000
Net sales related to products	$186,816	$169,932
Net sales related to services	152,720	55,595

Total net sales	339,536	225,527
Costs and Expenses
Cost of products sold	108,256	99,391
Cost of services provided	107,637	36,743
Selling, general and administrative	49,761	35,366
Amortization of goodwill and intangibles	6,004	2,734

Operating income	67,878	51,293
Other income (expense)
Interest income	959	1,251
Interest expense	(18,354)	(26,956)
Other income (expense)	516	(176)

Income before income taxes, minority interests, earnings from equity investments and extraordinary item	50,999	25,412
Provision for income taxes	19,891	6,877

Income before minority interests, earnings from equity investments and extraordinary item	31,108	18,535
Minority interests	(1,859)	(1,130)
Earnings from equity investments, net of tax	345	881

Income before extraordinary item	29,594	18,286
Extraordinary loss, net of tax benefit of $1,611 and $4,547	(3,104)	(8,445)

Net Income	$26,490	$9,841

See Notes to Condensed Consolidated Financial Statements

CHARLES RIVER LABORATORIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 29, 2001	December 30, 2000
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$78,303	$33,129
Trade receivables, less allowances of $1,452 and $1,036 respectively	97,938	45,949
Inventories	39,206	34,510
Deferred income taxes	2,055	2,055
Due from affiliates	83	83
Other current assets	6,997	4,011

Total current assets	224,582	119,737
Property, plant and equipment, net	149,249	117,001
Goodwill and other intangibles, less accumulated amortization of $16,775 and $10,810, respectively	90,984	41,893
Investments in affiliates	2,908	2,442
Deferred income taxes	79,632	91,371
Deferred financing costs	6,858	7,979
Other assets	18,201	16,529

Total assets	$572,414	$396,952

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$811	$231
Current portion of capital lease obligations	181	181
Accounts payable	9,408	10,767
Accrued compensation	25,603	16,997
Deferred income	16,786	5,223
Accrued interest	190	3,451
Accrued liabilities	28,408	24,187
Accrued income taxes	5,238	3,283

Total current liabilities	86,625	64,320
Long-term debt	193,240	201,957
Capital lease obligations	414	543
Accrued ESLIRP	10,831	10,116
Other long-term liabilities	3,300	3,415

Total liabilities	294,410	280,351

Commitments and contingencies
Minority interests	13,993	13,330
Shareholders' equity
Common stock: $1 par value, 1000 shares authorized and outstanding	1	1
Capital in excess of par value	371,658	237,221
Retained earnings	(91,199)	(117,689)
Loans to officers	(341)	(920)
Unearned compensation	(346)	—
Accumulated other comprehensive income	(15,762)	(15,342)

Total shareholders' equity	264,011	103,271

Total liabilities and shareholders' equity	$572,414	$396,952

See Notes to Condensed Consolidated Financial Statements

CHARLES RIVER LABORATORIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended
	September 29, 2001	September 23, 2000
Cash flows relating to operating activities
Net income	$26,490	$9,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,191	12,274
Amortization of debt issuance costs and discounts	1,126	1,368
Extraordinary loss, net of tax	3,104	8,445
Earnings from equity investments	(345)	(881)
Minority interests	1,859	1,130
Deferred income taxes	13,478	208
Loss on property, plant, and equipment write-downs and disposals	234	568
Other non-cash items	238	—
Changes in assets and liabilities:
Trade receivables	(23,861)	(3,635)
Inventories	(3,679)	(115)
Due from affiliates	—	176
Other current assets	(2,131)	(474)
Other assets	(1,660)	(3,562)
Accounts payable	(4,407)	(3,795)
Accrued compensation	5,619	3,835
Deferred income	4,818	(1,905)
Accrued interest	(3,206)	(1,895)
Accrued liabilities	(3,342)	(1,167)
Accrued income taxes	1,893	819
Accrued ESLIRP	715	675
Other long-term liabilities	(937)	(473)

Net cash provided by operating activities	35,197	21,437

Cash flows relating to investing activities
Capital expenditures	(20,530)	(8,529)
Contingent payments for prior year acquisitions	(250)	—
Acquisition of businesses, net of cash acquired	(55,265)	(6,011)
Proceeds from sale of animal colony	—	7,000

Net cash used in investing activities	(76,045)	(7,540)

Cash flows relating to financing activities
Proceeds from long term debt and revolving credit facility	41,915	—
Payments on long-term debt and revolving credit facility	(66,518)	(113,400)
Premium paid for early retirement of debt	(1,811)	(7,088)
Payment of deferred financing costs	(984)	(588)
Payments on capital lease obligations	(4,142)	(307)
Capital contribution from parent	117,694	122,288
Payments received from officer loans	579	—
Dividends paid to minority interests	(729)	—

Net cash provided by financing activities	86,004	905

Effect of exchange rate changes on cash and cash equivalents	18	(1,804)

Net change in cash and cash equivalents	45,174	12,998
Cash and cash equivalents, beginning of period	33,129	15,010

Cash and cash equivalents, end of period	$78,303	$28,008

Supplemental cash flow information
Cash paid for interest	$20,469	$27,520
Cash paid for taxes	3,418	5,183

See Notes to Condensed Consolidated Financial Statements

CHARLES RIVER LABORATORIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(dollars in thousands)

1. Basis of Presentation

    The condensed consolidated interim financial statements are unaudited, and certain information and footnote disclosure related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly state the financial position and results of operations of Charles River Laboratories, Inc. ("the Company"). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 30, 2000.

    Certain amounts in prior year financial statements and related notes have been reclassified to conform with current year presentation.

2. Charles River Laboratories International, Inc.'s Public Offerings

    On July 25, 2001, Charles River Laboratories International, Inc. ("CRLI"), our parent company, consummated a public offering of 8,000,000 shares of common stock at a price of $29.00 per share. CRLI issued 2,000,000 shares of common stock and existing shareholders sold 6,000,000 shares. On July 30, 2001, existing shareholders sold an additional 724,700 shares of common stock through the exercise of the overallotment option. CRLI received proceeds of approximately $54,469, net of the underwriters' commission and offering costs. These proceeds were contributed to the Company and recorded as a capital contribution. During the third quarter, the Company used $9,561 of the contribution to repay a portion of the senior subordinated notes, including issuance discounts and premiums. The Company has recorded an extraordinary loss before tax of $1,975, due to the payment of premiums related to the early extinguishment of debt ($1,601) and the write-off of deferred financing costs ($284) and issuance discounts ($90). This extraordinary loss was recorded net of tax benefit of $691. The Company plans to use the remaining contribution to further repay portions of our debt obligations and for general corporate purposes.

    On March 21, 2001, CRLI consummated a public offering of 8,050,000 shares of its common stock at a price of $19.00 per share. CRLI issued 3,500,000 shares of common stock and existing shareholders sold an additional 4,550,000 shares, which included the exercise of the over-allotment option of 1,050,000 shares. CRLI received proceeds of $62,222, net of the underwriters' commission and offering costs and contributed the proceeds to the Company. The contribution was recorded as a capital contribution (the "March contribution"). The Company used the contribution to repay existing debt, including issuance discounts. An extraordinary loss before tax of $2,800 was recorded due to the write-off of issuance discounts ($1,653) and deferred financing costs ($937) and the payment of a premium relating to the early extinguishment of debt ($210). This extraordinary loss was recorded net of a tax benefit of $980. The uses of the March contribution to repay debt are as follows:

Repayment of term loan A	$6,000
Repayment of term loan B	18,000
Repayment of term loan C	6,000
Repayment of revolver	17,000
Repayment of convertible note*	9,210
Repayment of other debt and early paydown of capital lease obligations	6,012

$62,222

*
Includes issuance discount and premium on early repayment.

    On June 28, 2000, CRLI consummated an initial public offering of 16,100,000 shares of its common stock at a price of $16.00 per share. CRLI used part of the proceeds to make a capital contribution of $122,288 to the Company. The Company used the contribution plus cash on hand of $300 to repay $115,500 of its existing debt, including issuance discounts, and to pay premiums of $7,088.

3. Acquisitions and Disposals

Acquisitions

    On January 8, 2001, the Company purchased 100% of the common stock of Pathology Associates International Corporation ("PAI"). Consideration, including acquisition expenses, of $35,238 was paid with respect to this acquisition, consisting of $25,557 in cash and a $12,000 callable convertible note. The convertible note has a five year term and bears interest at 2% per annum. As the stated interest rate attached to this note is lower than the prevailing borrowing rate available to the Company, a discount of $2,319, which is being amortized over the life of the note, was recorded upon issuance. Consideration of $9,681 was recorded with respect to the convertible note. Under certain conditions, the note is convertible into shares of CRLI's common stock at a premium to CRLI's stock price on the date the note was issued. The cash consideration was funded in part through a $15,000 drawdown from the Company's revolving credit facility. This acquisition was recorded as a purchase business combination and the Company is consolidating the operations of PAI from the date of acquisition.

    Effective February 27, 2001, the Company acquired Primedica Corporation ("Primedica") for consideration, including acquisition expenses, of $51,107. Consideration was comprised of $25,708 of cash, $16,375 of CRLI common stock and $9,024 in assumed debt. Consideration paid in the form of CRLI common stock was recorded in the Company's condensed consolidated interim financial statements as a capital contribution from parent. This acquisition was recorded as a purchase business combination and the Company is consolidating the operations of Primedica from the date of acquisition. In connection with the Primedica acquisition, the Company amended its senior credit facility to add a $25,000 Term Loan C and to increase the interest rate on the Term Loan A. The interest rate on the Term Loan A, as amended, and the Term Loan C is based on the LIBOR rate plus 1.75% and 3.25%, respectively.

    On July 20, 2001, the Company purchased 100% of the common stock of Genetic Models, Inc. ("GMI") for cash consideration of $4,000. This acquisition was recorded as a purchase business combination in accordance with Statement of Financial Accounting Standards No.141, "Business Combinations." The Company is consolidating the results of GMI from the date of acquisition.

    As of September 29, 2001, the Company has finalized the purchase price allocation associated with the PAI and GMI acquisitions. The Primedica purchase price allocation will be finalized by the end of the fiscal year. The Company's preliminary allocation of purchase price for these acquisitions, based on valuations, of which Primedica's has not been finalized, is as follows:

	PAI	Primedica	GMI
Net current assets	$3,126	$6,415	$635
Property, plant and equipment	1,276	24,637	215
Non-current assets	159	35	—
Net current liabilities	—	—	(244)
Non-current liabilities	—	(859)	(44)

Estimated fair value, net tangible assets acquired	4,561	30,228	562
Goodwill and other intangible assets	30,677	20,879	3,438

Consideration	35,238	51,107	4,000
Less: assumed debt	—	(9,024)	—

	$35,238	$42,083	$4,000

    Net current assets in the above preliminary purchase price allocation includes a $530 severance liability recorded in accordance with EITF 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination" ("EITF 95-3"). This liability relates to severance benefits to be provided to certain Primedica employees. Approximately $131 of these severance benefits have been paid during 2001. The remaining payments will be made by the end of fiscal 2002.

    Goodwill and other intangible assets recorded in the condensed consolidated interim financial statements associated with PAI and Primedica acquisitions are being amortized over their estimated useful lives ranging from 2 to 20 years. Intangible assets associated with the GMI acquisition are accounted for in accordance with the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Goodwill and certain identifiable intangible assets with indefinite lives are not amortized.

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

	Three Months Ended		Nine Months Ended
	September 29, 2001	September 23, 2000	September 29, 2001	September 23, 2000
Net sales	$123,890	$103,867	$353,718	$301,721
Income before extraordinary item	11,807	5,808	29,682	16,962
Net income (loss)	10,523	(2,637)	26,578	8,517

Disposals

    During the fourth quarter of 2000, the Company recorded a pre-tax restructuring charge of $1,290 associated with the closing of a facility in France. As of December 30, 2000, $1,078 of this charge was unpaid and included in the consolidated balance sheet as an accrued liability. During 2001, the Company recorded additional charges of $979 relating to additional severance payments negotiated with employees following labor disputes arising in the first quarter. These charges have been recorded in selling, general and administrative expenses in the accompanying condensed consolidated interim statements of income. A summary of the activities associated with these restructuring reserves is as follows:

	Employee Separations	Other	Total
December 30, 2000	$993	$85	$1,078
Additional charges recorded	979	—	979
Amounts paid	(981)	(74)	(1,055)

September 29, 2001	$991	$11	$1,002

4. Supplemental Balance Sheet Information

    The composition of inventories is as follows:

	September 29, 2001	December 30, 2000
Raw materials and supplies	$5,398	$4,052
Work in process	2,279	1,530
Finished products	31,529	28,928

Inventories	$39,206	$34,510

    Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Costs for large animals are accumulated in inventory until the large animals are sold.

    The composition of property, plant and equipment is as follows:

	September 29, 2001	December 30, 2000
Land	$9,583	$9,367
Buildings	144,803	142,569
Machinery and equipment	128,126	95,407
Leasehold improvements	10,124	5,747
Furniture and fixtures	2,500	1,992
Vehicles	2,487	2,378
Construction in progress	11,558	5,102

	309,181	262,562
Less accumulated depreciation	(159,932)	(145,561)

Net property, plant and equipment	$149,249	$117,001

5. Income Taxes

    The provision for income taxes recorded for the nine months ended September 30, 2000 included a tax benefit of $4,762, which was the result of the Company reassessing the valuation allowance relating to state income taxes associated with the deferred tax asset. This reassessment was a result of the use of proceeds from CRLI's IPO to repay indebtedness and therefore significantly reduced the Company's interest cost.

6. Commitments and Contingencies

    Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's condensed consolidated financial statements.

    On April 27, 2001, the Company's French subsidiaries obtained a favorable legal judgement in a contract dispute, with a damages award of 26,500 French Francs, or approximately $3,500. The defendant has appealed the decision and no amounts have been recorded as of September 29, 2001 with respect to this judgement.

7. Business Segment Information

    The following table presents sales and other financial information by product line segment for the three and nine month periods ended September 29, 2001 and September 23, 2000. Sales to unaffiliated customers represent net sales originating in entities primarily engaged in either research models or biomedical products and services.

	Three Month Period Ended		Nine Month Period Ended
	September 29, 2001	September 23, 2000	September 29, 2001	September 23, 2000
Research Models
Net sales	$50,647	$45,074	$148,134	$132,538
Gross margin	20,511	17,694	61,975	54,027
Operating income	13,476	10,158	40,428	34,120
Depreciation and amortization	2,474	2,526	7,210	7,122
Capital expenditures	2,309	1,343	6,701	4,624
Biomedical Products and Services
Net sales	73,038	30,519	191,402	92,989
Gross margin	22,700	12,210	61,668	35,366
Operating income	13,394	6,461	34,350	18,705
Depreciation and amortization	4,738	1,736	12,031	5,152
Capital expenditures	6,495	1,079	13,829	3,905

    Net sales for the three months ended September 23, 2000 reported above differ from the net sales previously reported on Form 10Q filed for the third quarter ended September 23, 2000 by $2,678 and $542 for Research Models and Biomedical Products and Services, respectively. The net sales for the nine months ended September 23, 2000 reported above differ from the net sales previously reported by $8,191 and $1,564 for Research Models and Biomedical Products and Services, respectively. These amounts have been reclassified from cost of sales to net sales in accordance with EITF Issue 00-10 "Accounting for Shipping and Handling Fees and Costs" (refer to Note 1 to the Consolidated Financial Statements for the year ended December 30, 2000 filed on SEC Form 10K).

    In the first quarter of 2001, management revised how it classifies certain European services within the existing business segments, which resulted in a reclassification of $2,090 and $7,315 of net sales from Research Models to Biomedical Products and Services for the three and nine month periods ended September 23, 2000, respectively. Furthermore, these reclassifications resulted in operating income shifting from Research Models to Biomedical Products and Services for the three and nine month periods ended September 23, 2000 by $473 and $1,662, respectively.

    Total assets attributable to the research models segment as of September 29, 2001 and December 30, 2000 were $346,616 and $300,109, respectively. Total assets attributable to the biomedical products and services segment as of September 29, 2001 and December 30, 2000 were $225,798 and $96,843, respectively.

    A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Month Period Ended		Nine Month Period Ended
	September 29, 2001	September 23, 2000	September 29, 2001	September 23, 2000
Total segment operating income	$26,870	$16,619	$74,778	$52,825
Unallocated corporate overhead	(2,858)	1,229	(6,900)	(1,532)

Consolidated operating income	$24,012	$17,848	$67,878	$51,293

8. Comprehensive Income (Loss)

    The components of comprehensive income (loss) for the three and nine month periods ended September 29, 2001 and September 23, 2000 are set forth below:

	Three Month Period Ended		Nine Month Period Ended
	September 29, 2001	September 23, 2000	September 29, 2001	September 23, 2000
Net income (loss)	$10,521	$(2,881)	$26,490	$9,841
Foreign currency translation	4,067	(3,143)	(420)	(5,737)

Comprehensive income (loss)	$14,588	$(6,024)	$26,070	$4,104

9. Restricted Stock Grant

    On August 1, 2001, the Company granted 11,500 shares of CRLI restricted stock to certain employees, at zero cost to the employees. The restricted stock grants vest ratably over a three year period. A compensation charge of $368 related to the restricted stock grant is measured at the fair market value on the date of grant and recorded as unearned compensation in the equity section of the condensed consolidated balance sheet. Compensation expense will be recognized ratably over the vesting period.

10. Recently Issued Accounting Standards

    In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations" and No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 141 supercedes Accounting Principles Board Opinion No. 16, "Business Combinations." FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. Provisions of FAS 141 will be effective for the Company's business acquisitions that are consummated after July 1, 2001. FAS 142 supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets," and addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under FAS 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be tested for impairment at least annually at the reporting unit level. In addition, the amortization period of intangible assets with finite lives will no longer be limited to forty years. The general provisions of FAS 142 will be effective for the Company as of the beginning of fiscal 2002. However, certain provisions will be effective for all business acquisitions consummated after June 30, 2001. Management believes the adoption of FAS 142 in fiscal 2002 will result in a significant decrease in amortization of goodwill and intangibles on the consolidated statement of income and is currently in the process of assessing other impacts from FAS 142.

    In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 143 (FAS143), "Accounting for Asset Retirement Obligations". FAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. FAS143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective fiscal 2003. The Company believes adoption of this standard will not have a material effect on its financial statements.

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (FAS 144), which supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" (FAS 121), and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30), for the disposal of a segment of a business. Because FAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, two accounting models existed for long-lived assets to be disposed of. FAS 144 establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of. It also addresses certain significant implementation issues under FAS 121. The provisions of FAS 144 will be effective for the Company as of the beginning of fiscal year 2002. The Company is in the process of assessing the impact of the adoption of FAS 144.

11. Subsequent Events

    During October 2001, the Company repurchased $6,260 of senior subordinated notes at a premium of $1,311 and repaid $22,000 of its senior credit facility. During the fourth quarter, the Company will incur an extraordinary loss associated with the repayment of $2,206, which will be recorded net of a $772 tax benefit.

    Also in October 2001, the Company decided to relocate a portion of its California based biomedical products and services to other Company facilities. Management is currently in the process of finalizing the plan and expects to incur certain relocation charges.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Nine Months ended September 29, 2001 Compared to the Nine Months ended September 23, 2000

    Net Sales.  Net sales for the nine months ended September 29, 2001 were $339.5 million, an increase of $114.0 million, or 50.6%, from $225.5 million for the nine months ended September 23, 2000.

    Research Models.  Net sales of research models for the nine months ended September 29, 2001 were $148.1 million, an increase of $15.6 million, or 11.8%, from $132.5 million for the nine months ended September 23, 2000. Small animal research model sales increased in North America by 13.3% due to improved pricing, a shift to higher priced specialty units and an increase in unit volume. Excluding the negative impact from currency translation of $2.3 million, small animal research model sales in Europe increased 15.1%, driven in part by increased equipment sales as well as a shift to higher priced specialty units and an increase in unit volume. Small animal research model sales in Japan, which we began consolidating during the first quarter of 2000, were $33.4 million for the nine months ended September 29, 2001. Our large animal breeding and import conditioning business sales decreased by $1.6 million for the nine months ended September 29, 2001 due to the closure of our conditioning facility in the UK during the second quarter of 2000 and the sale of our Florida breeding colony, which was sold in the first quarter of 2000.

    Biomedical Products and Services.  Net sales of biomedical products and services for the nine months ended September 29, 2001 were $191.4 million, an increase of $98.4 million from $93.0 million for the nine months ended September 23, 2000. Net sales of biomedical products and services, including net sales of our acquisitions as if they occurred at the beginning of fiscal 2000, increased 21.7% for the nine months ended September 29, 2001 compared to the nine months ended September 23, 2000. We acquired two businesses during the first quarter of 2001, Pathology Associates International Corporation ("PAI") on January 8 and Primedica Corporation ("Primedica") on February 27, which contributed $80.4 million of sales in the nine months ended September 29, 2001. On a pro forma basis, PAI and Primedica net sales increased 13.3% over last year. Net sales of our remaining biomedical products and services businesses, excluding our monoclonal antibody services, have increased by 16.0% for the nine months ended September 29, 2001 compared to the nine months ended September 23, 2000.

    Cost of Products Sold and Services Provided.  Cost of products sold and services provided for the nine months ended September 29, 2001 was $215.9 million, an increase of $79.8 million, or 58.6%, from $136.1 million for the nine months ended September 23, 2000. Cost of products sold and services provided for the nine months ended September 29, 2001 were 63.6% of the net sales compared to 60.4% for the nine months ended September 23, 2000.

    Research Models.  Cost of products sold and services provided for research models for the nine months ended September 29, 2001 was $86.2 million, an increase of $7.7 million, or 9.8%, compared to $78.5 million for the nine months ended September 23, 2000. Cost of products sold and services provided for the nine months ended September 29, 2001 improved to 58.2% of net sales compared to 59.2% of net sales for the nine months ended September 23, 2000. Cost of products sold and services provided increased at a lower rate than net sales due to increased sales, which has resulted in improved capacity utilization.

    Biomedical Products and Services.  Cost of products sold and services provided for biomedical products and services for the nine months ended September 29, 2001 was $129.7 million, an increase of $72.1 million compared to $57.6 million for the nine months ended September 23, 2000. Cost of products sold and services provided as a percentage of net sales increased to 67.8% for the nine months ended September 29, 2001 from 61.9% for the nine months ended September 23, 2000. Cost of products sold and services provided increased as a percentage of sales for the nine months ended

September 29, 2001 due to the addition of PAI and Primedica which currently operate at lower gross margins than the remainder of our biomedical products and services businesses.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the nine months ended September 29, 2001 were $49.8 million, an increase of $14.4 million, or 40.7%, from $35.4 million for the nine months ended September 23, 2000. Selling, general and administrative expenses for the nine months ended September 29, 2001 were 14.7% of net sales compared to 15.7% of net sales for the nine months ended September 23, 2000.

    Research Models.  Selling, general and administrative expenses for research models for the nine months ended September 29, 2001 were $21.2 million, an increase of $1.0 million, or 5.0%, compared to $20.2 million for the nine months ended September 23, 2000. Selling, general and administrative expenses for the nine months ended September 29, 2001 were 14.3% of net sales, compared to 15.2% for the nine months ended September 23, 2000, principally due to economies of scale.

    Biomedical Products and Services.  Selling, general and administrative expenses for biomedical products and services for the nine months ended September 29, 2001 were $21.7 million, an increase of $7.4 million, or 51.7%, compared to $14.3 million for the nine months ended September 23, 2000. Selling, general and administrative expenses for the nine months ended September 29, 2001 decreased to 11.3% of net sales, compared to 15.4% of net sales for the nine months ended September 23, 2000, due to greater economics of scale realized through our acquisitions of PAI and Primedica.

    Unallocated Corporate Overhead.  Unallocated corporate overhead, which consists of various corporate expenses, was $6.9 million for the nine months ended September 29, 2001, compared to $1.5 million for the nine months ended September 23, 2000. The change was caused by increased research and development expenses resulting from our technology deals, increased administrative expenses and decreased pension income.

    Amortization of Goodwill and Other Intangibles.  Amortization of goodwill and other intangibles for the nine months ended September 29, 2001 was $6.0 million, an increase of $3.3 million from $2.7 million for the nine months ended September 23, 2000. The increase was due to the effect of additional amortization of goodwill and other intangibles resulting from our PAI and Primedica acquisitions.

    Operating Income.  Operating income for the nine months ended September 29, 2001 was $67.9 million, an increase of $16.6 million, or 32.4%, from $51.3 million for the nine months ended September 23, 2000. Operating income for the nine months ended September 29, 2001 was 20.0% of net sales, compared to 22.7% of net sales for the nine months ended September 23, 2000. Operating income as a percentage of net sales decreased due to the additional amortization expense incurred as a result of our acquisitions as well as their lower gross margins.

    Research Models.  Operating income from sales of research models for the nine months ended September 29, 2001 was $40.4 million, an increase of $6.3 million, or 18.5%, from $34.1 million for the nine months ended September 23, 2000. Operating income from sales of research models for the nine months ended September 29, 2001 was 27.3% of net sales, compared to 25.7% for the nine months ended September 23, 2000 due to increased sales.

    Biomedical Products and Services.  Operating income from sales of biomedical products and services for the nine months ended September 29, 2001 was $34.4 million, an increase of $15.7 million, or 84.0%, from $18.7 million for the nine months ended September 23, 2000. Operating income from sales of biomedical products and services for the nine months ended September 29, 2001 decreased to 18.0% of net sales, compared to 20.1% of net sales for the nine months ended September 23, 2000, due to the additional amortization expense resulting from the acquisitions of PAI and Primedica as well as their lower margins.

    Interest Expense.  Interest expense for the nine months ended September 29, 2001 was $18.4 million, compared to $27.0 million for the nine months ended September 23, 2000. The $8.6 million decrease is primarily due to the significant early retirement of debt in 2000 and 2001 as well as the impact of reduced interest rates.

    Other Income.  During the nine months ended September 29, 2001, we received insurance proceeds relating to damaged production facilities, which resulted in a net gain of $0.5 million.

    Income Taxes.  The effective tax rate for the nine months ended September 29, 2001 of 39.0% compares favorably to the effective tax rate of 45.8%, excluding the $4.8 million tax benefit, for the nine months ended September 23, 2000. The impact of leverage for the nine months ended September 23, 2000 had an unfavorable effect on our 2000 effective tax rate by lowering our pretax income and increasing the impact of the permanent differences on the tax rate. In the third quarter of 2001, the Company recognized a portion of the deferred tax asset related to foreign tax credits, which further reduced our 2001 year to date effective tax rate.

    Income Before Extraordinary Loss.  Income before extraordinary loss for the nine months ended September 29, 2001 was $29.6 million, an increase of $11.3 million, or 61.7%, from $18.3 million for the nine months ended September 23, 2000. The increase is driven by the increase in operating income, the decrease in interest expense and the decrease in our effective tax rate.

    Extraordinary Loss.  We recorded an extraordinary loss of $3.1 million during the first nine months of 2001. The pre-tax loss of $4.7 million is the result of the write off of issuance discounts and deferred financing costs as well as the payment of a premium associated with the debt repayments, net of tax benefits of $1.6 million. During the third quarter of 2000, we recorded an extraordinary loss of $29.1 million as a result of the early paydown of debt.

    Net Income.  Net income for the nine months ended September 29, 2001 was $26.5 million, an increase of $16.7 million from net income of $9.8 million for the nine months ended September 23, 2000.

Three Months Ended September 29, 2001 Compared to the Three Months Ended September 23, 2000

    Net Sales.  Net sales for the three months ended September 29, 2001 were $123.7 million, an increase of $48.1 million, or 63.6%, from $75.6 million for the three months ended September 23, 2000.

    Research Models.  Net sales of research models for the three months ended September 29, 2001 were $50.6 million, an increase of $5.5 million, or 12.2%, from $45.1 million for the three months ended September 23, 2000. Small animal research model sales increased in North America by 13.7% due to improved pricing, a shift to higher priced specialty units and an increase in unit volume. Excluding negative impact from currency translation of $0.2 million, small animal research model sales in Europe increased 25.2%, driven in part by increased equipment sales as well as a shift to higher priced specialty units and an increase in unit volume. Small animal research model sales in Japan increased 20.6%, excluding negative impact of currency translation. Our Japan sales were favorably impacted by our competitors' product related health issues

    Biomedical Products and Services.  Net sales of biomedical products and services for the three months ended September 29, 2001 were $73.1 million, an increase of $42.6 million from $30.5 million for the three months ended September 23, 2000. Net sales of our biomedical products and services, including net sales of our acquisitions as if they occurred at the beginning of fiscal 2000, increased 25.5% for the three months ended September 29, 2001, compared to the three months ended September 23, 2000. We acquired two businesses during the first quarter of 2001, Pathology Associates International Corporation ("PAI") on January 8 and Primedica Corporation ("Primedica") on February 27, which contributed $34.4 million of sales in the three months ended September 29, 2001.

On a pro forma basis, PAI and Primedica net sales increased 26.0% over the third quarter of 2000. Net sales of our remaining biomedical products and services businesses, excluding our monoclonal antibody services, have increased by 22.5% for the three months ended September 29, 2001 compared to the three months ended September 23, 2000.

    Cost of Products Sold and Services Provided.  Cost of products sold and services provided for the three months ended September 29, 2001 was $80.5 million, an increase of $34.8 million, or 76.1%, from $45.7 million for the three months ended September 23, 2000. Cost of products sold and services provided for the three months ended September 29, 2001 were 65.1% of the net sales compared to 60.4% for the three months ended September 23, 2000.

    Research Models.  Cost of products sold and services provided for research models for the three months ended September 29, 2001 was $30.1 million, an increase of $2.7 million, or 9.9%, compared to $27.4 million for the three months ended September 23, 2000. Cost of products sold and services provided for the three months ended September 29, 2001 improved to 59.5% of net sales compared to 60.8% of net sales for the three months ended September 23, 2000. Cost of products sold and services provided increased at a lower rate than net sales due to the more favorable product mix, improved pricing as well as improved capacity utilization.

    Biomedical Products and Services.  Cost of products sold and services provided for biomedical products and services for the three months ended September 29, 2001 was $50.3 million, an increase of $32.0 million, compared to $18.3 million for the three months ended September 23, 2000. Cost of products sold and services provided as a percentage of net sales increased to 68.8% for the three months ended September 29, 2001 from 60.0% for the three months ended September 23, 2000. Cost of products sold and services provided increased as a percentage of sales for the three months ended September 29, 2001 due to the addition of PAI and Primedica which currently operate at lower gross margins than the remainder of our biomedical products and services businesses.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended September 29, 2001 were $17.0 million, an increase of $5.9 million, or 53.2%, from $11.1 million for the three months ended September 23, 2000. Selling, general and administrative expenses for the three months ended September 29, 2001 were 13.7% of net sales compared to 14.7% of net sales for the three months ended September 23, 2000.

    Research Models.  Selling, general and administrative expenses for research models for the three months ended September 29, 2001 were $7.0 million, a decrease of $1.1 million, or 13.6%, compared to $8.1 million for the three months ended September 23, 2000. Selling, general and administrative expenses for the three months ended September 29, 2001 were 13.8% of net sales, compared to 18.0% for the three months ended September 23, 2000, principally due to economics of scale.

    Biomedical Products and Services.  Selling, general and administrative expenses for biomedical products and services for the three months ended September 29, 2001 were $7.1 million, an increase of $2.1 million, or 42.0%, compared to $5.0 million for the three months ended September 23, 2000. Selling, general and administrative expenses for the three months ended September 29, 2001 decreased to 9.7% of net sales, compared to 16.4% of net sales for the three months ended September 23, 2000, due to greater economics of scale and synergies realized through our acquisitions of PAI and Primedica.

    Unallocated Corporate Overhead.  Unallocated corporate overhead, which consists of various corporate expenses, was $2.9 million of expense for the three months ended September 29, 2001, compared to $1.2 million of income for the three months ended September 23, 2000. The change was caused by increased research and development expenses resulting from our thechnology deals, increased administrative expenses and decreased pension income.

    Amortization of Goodwill and Other Intangibles.  Amortization of goodwill and other intangibles for the three months ended September 29, 2001 was $2.2 million, an increase of $1.3 million from $0.9 million for the three months ended September 23, 2000. The increase was due to the effect of additional amortization of goodwill and other intangibles resulting from our PAI and Primedica acquisitions.

    Operating Income.  Operating income for the three months ended September 29, 2001 was $24.0 million, an increase of $6.2 million, or 34.8%, from $17.8 million for the three months ended September 23, 2000. Operating income for the three months ended September 29, 2001 was 19.4% of net sales, compared to 23.5% of net sales for the three months ended September 23, 2000. Operating income as a percentage of net sales decreased due to the additional amortization expense incurred as a result of our acquisitions, as well as the lower gross margins at which PAI and Primedica currently operate.

    Research Models.  Operating income from sales of research models for the three months ended September 29, 2001 was $13.5 million, an increase of $3.3 million, or 32.4%, from $10.2 million for the three months ended September 23, 2000. Operating income from sales of research models for the three months ended September 29, 2001 was 26.7% of net sales, compared to 22.6% for the three months ended September 23, 2000. The improvement is due to our increase in sales and better capacity utilization.

    Biomedical Products and Services.  Operating income from sales of biomedical products and services for the three months ended September 29, 2001 was $13.4 million, an increase of $6.9 million from $6.5 million for the three months ended September 23, 2000. Operating income from sales of biomedical products and services for the three months ended September 29, 2001 decreased to 18.3% of net sales, compared to 21.3% of net sales for the three months ended September 23, 2000, due to the additional amortization expense resulting from the acquisitions of PAI and Primedica as well as their lower gross margins.

    Interest Expense.  Interest expense for the three months ended September 29, 2001 was $5.5 million, compared to $7.8 million for the three months ended September 23, 2000. The $2.3 million decrease is primarily due to the significant early retirement of debt in 2001 as well as the impact of lower interest rates.

    Income Taxes.  The effective tax rate for the three months ended September 29, 2001 of 35.1% compares favorably to the effective tax rate of 44.6% for the three months ended September 23, 2000. The impact of leverage for the three months ended September 23, 2000 had an unfavorable effect on our 2000 effective tax rate by lowering our pretax income and increasing the impact of the permanent differences on the tax rate. In the third quarter of 2001, the Company recognized a portion of the deferred tax asset related to foreign tax credits, which further reduced our effective tax rate for the quarter.

    Income before Extraordinary Loss.  Income before extraordinary loss for the three months ended September 29, 2001 was $11.8 million, an increase of $6.2 million from $5.6 million for the three months ended September 23, 2000. The increase is driven by the increase in operating income and the decrease in interest expense and effective tax rate.

    Extraordinary Loss.  We recorded an extraordinary loss of $1.3 million during the third quarter of 2001. The pre-tax loss of $1.9 million is the result of a premium associated with the debt repayments and the write-off of issuance discounts and deferred financing costs, net of tax benefits of $0.6 million. We also recorded an extraordinary loss of $29.1 million during the third quarter of 2000.

    Net Income.  Net income for the three months ended September 29, 2001 was $10.5 million, an increase of $13.4 million from a loss of $2.9 million for the three months ended September 23, 2000. The increase is attributable to the reasons mentioned above.

Liquidity and Capital Resources

    Cash and cash equivalents of the Company totaled $78.3 million at September 29, 2001 compared with $33.1 million at December 30, 2000. Our principal sources of liquidity are cash from operations as well as capital contributions provided by Charles River Laboratories International, Inc. ("CRLI"), our parent company.

    Net cash provided by operating activities for the nine months ended September 29, 2001 and September 23, 2000 was $35.2 million and $21.4 million, respectively. The increase in cash provided by operations is primarily a result of our improved performance during the first nine months of 2001.

    Net cash used in investing activities during the nine months ended September 29, 2001 and September 23, 2000 was $76.0 million and $7.5 million, respectively. The increase in cash used is a result of our business acquisitions. During the first nine months of 2001, we used net cash of $55.3 million to acquire PAI, Primedica and GMI. In the first quarter of 2000, we used net cash of $6.0 million to acquire an additional 16% of equity in Charles River Japan. Also in order to grow our existing businesses, we have incurred capital expenditures for the nine month periods ended September 29, 2001 and September 23, 2000 of $20.5 million and $8.5 million, respectively.

    Net cash provided by financing activities during the nine months ended September 29, 2001 and September 23, 2000 were $86.0 million and $0.9 million, respectively. During March 2001 and July 2001, CRLI consummated follow-on offerings which netted $116.7 million in proceeds. The net proceeds were contributed by CRLI to the Company. We used $66.5 million of the capital contribution to repay portions of our existing debt. We plan to use the remaining funds to repay additional portions of our existing debt and for general corporate purposes. Also the Company received $40.0 million from our bank financing which was used to purchase PAI and Primedica.

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

Recently Issued Accounting Standards

    In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations" and No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 141 supercedes Accounting Principles Board Opinion No. 16, "Business Combinations." FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. Provisions of FAS 141 will be effective for the Company's business acquisitions that are consummated after July 1, 2001. FAS 142 supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets," and addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under FAS 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be tested for impairment at least annually at the reporting unit level. In addition, the amortization period of intangible assets with finite lives will no longer be limited to forty years. The general provisions of FAS 142 will be effective for the Company as of the beginning of fiscal 2002. However, certain provisions will be effective for all business acquisitions consummated after June 30, 2001. Management believes the adoption of FAS 142 in fiscal 2002 will result in a significant decrease in amortization of goodwill and intangibles on the consolidated statement of income and is currently in the process of assessing other impacts from FAS 142.

    In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 143 (FAS143), "Accounting for Asset Retirement Obligations". FAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. FAS143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective fiscal 2003. The Company believes adoption of this standard will not have a material effect on its financial statements.

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (FAS 144), which supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" (FAS 121), and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30), for the disposal of a segment of a business. Because FAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, two accounting models existed for long-lived assets to be disposed of. FAS 144 establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of. It also addresses certain significant implementation issues under FAS 121. The provisions of FAS 144 will be effective for the Company as of the beginning of fiscal year 2002. The Company is in the process of assessing the impact of the adoption of FAS 144.

Factors Affecting Future Results

    This document contains forward looking statements. You can identify these statements by forward looking words such as "may", "will", "expect", "anticipate", "believe", "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, projections of our future results of operations or of our financial condition or state other "Forward looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from those discussed as a result of various factors, including contaminations at our facilities, changes in the pharmaceutical or biotechnology industries, competition and changes in government regulations or general economic or market conditions. These factors should be considered carefully and readers should not place undue reliance on our forward looking statements. You should be aware that the occurrence of the events described in "Management's Discussion and Analysis of Financial Condition and Result of Operations" and elsewhere in this document could harm our business, operating results and financial condition. All forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and Risk Factors contained in Company's SEC filings and CRLI's SEC filings including the Form S-3, filed on July 6, 2001. We are under no duty to update the forward looking statements after the date of this documents or to conform these statements to actual results.

CHARLES RIVER LABORATORIES, INC.

FORM 10-Q
For the Quarterly Period Ended September 29, 2001

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits filed during the quarter

3.1 *Certificate of Incorporation of Charles River Laboratories, Inc.

(b)
No Reports on Form 8-K were filed during the quarter ended September 29, 2001

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES RIVER LABORATORIES, INC.
November 8, 2001

/s/ THOMAS F. ACKERMAN Thomas F. Ackerman Sr. Vice President and Chief Financial Officer

QuickLinks

CHARLES RIVER LABORATORIES, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (dollars in thousands)
CHARLES RIVER LABORATORIES, INC.
FORM 10-Q For the Quarterly Period Ended September 29, 2001
SIGNATURE